Form 10-Q
period 1995-03-31
CENTURY PROPERTIES FUND XVII
filed 1995-05-12
CIK 356472

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-Q

(Mark One)

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended  March 31, 1995

                                   OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from            to
                                       ----------    ----------
                    Commission file number   0-11137

                      Century Properties Fund XVII
        (Exact name of Registrant as specified in its charter)

      California                                        94-2782037
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)

     5665 Northside Drive N.W., Ste. 370, Atlanta, Georgia  30328
(Address of principal executive office)                   (Zip Code)

    Registrant's telephone number, including area code (404) 916-9090

                                  N/A
  Former name, former address and fiscal year, if changed since last report.

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                                -----

           APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
             PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.   Yes       No
                            -----    -----

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest
practicable date                .
                 ---------------

                                1 of 10

       CENTURY PROPERTIES FUND XVII - FORM 10-Q - MARCH 31, 1995

                    PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


Consolidated Balance Sheets
                                                     March 31,      December 31,
                                                       1995            1994
                                                    (Unaudited)      (Audited)
Assets

Cash and cash equivalents                         $   2,399,000   $   1,149,000
Reserve for capital improvements                        896,000       1,596,000
Other assets                                            992,000       1,164,000

Real Estate:

   Real Estate                                       65,085,000      64,917,000
   Accumulated depreciation                         (24,463,000)    (23,970,000)
   Allowance for impairment of value                 (1,430,000)     (1,430,000)
                                                  --------------  --------------
Real estate, net                                     39,192,000      39,517,000

Deferred financing costs, net                           582,000         615,000
                                                  --------------  --------------
  Total assets                                    $  44,061,000   $  44,041,000
                                                  ==============  ==============

Liabilities and Partners' Equity

Accrued property taxes and other liabilities      $     875,000   $   1,036,000
Notes payable                                        35,900,000      35,800,000
                                                  --------------  --------------
  Total liabilities                                  36,775,000      36,836,000
                                                  --------------  --------------
Partners' Equity (Deficit):

General partners                                     (6,871,000)     (6,881,000)
Limited partners (75,000 units outstanding at
   March 31, 1995 and December 31, 1994)             14,157,000      14,086,000
                                                  --------------  --------------
  Total partners' equity                              7,286,000       7,205,000
                                                  --------------  --------------
  Total liabilities and partners' equity          $  44,061,000   $  44,041,000
                                                  ==============  ==============





              See notes to consolidated financial statements.

                                  2 of 10


        CENTURY PROPERTIES FUND XVII - FORM 10-Q - MARCH 31, 1995


Consolidated Statements of Operations (Unaudited)



                                                  For the Three Months Ended
                                                  March 31, 1995  March 31, 1994


Revenues:

  Rental                                          $   2,903,000   $   2,726,000
  Interest                                               31,000          14,000
                                                  --------------  --------------
    Total revenues                                    2,934,000       2,740,000
                                                  --------------  --------------

Expenses:

  Operating                                           1,496,000       1,485,000
  Interest                                              810,000         812,000
  Depreciation                                          493,000         483,000
  General and administrative                             54,000         124,000
                                                  --------------  --------------
    Total expenses                                    2,853,000       2,904,000
                                                  --------------  --------------
Net income (loss)                                 $      81,000   $    (164,000)
                                                  ==============  ==============
Net income (loss) per limited partnership unit    $           1   $          (2)
                                                  ==============  ==============


               See notes to consolidated financial statements.

                                  3 of 10


         CENTURY PROPERTIES FUND XVII - FORM 10-Q - MARCH 31, 1995


Consolidated Statements of Cash Flows (Unaudited)

                                                   For the Three Months Ended
                                                  March 31, 1995  March 31, 1994


Operating Activities:

Net income (loss)                                    $   81,000     $  (164,000)
Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
  Depreciation and amortization                         725,000         721,000
Changes in operating assets and liabilities:
  Other assets                                          172,000        (481,000)
  Accrued property taxes and other liabilities         (161,000)       (110,000)
                                                     -----------    ------------
Net cash provided by (used in) operating activities     817,000         (34,000)
                                                     -----------    ------------
Investing Activities:

Decrease in reserve for capital improvements            700,000             -
Additions to real estate                               (168,000)       (101,000)
                                                     -----------    ------------
Net cash provided by (used in) investing activities     532,000        (101,000)
                                                     -----------    ------------
Financing Activities:

Notes payable principal payments                        (99,000)        (89,000)
                                                     -----------    ------------
Cash (used in) financing activities                     (99,000)        (89,000)
                                                     -----------    ------------
Increase (Decrease) in Cash and Cash Equivalents      1,250,000        (224,000)

Cash and Cash Equivalents at Beginning of Period      1,149,000       1,511,000
                                                     -----------    ------------
Cash and Cash Equivalents at End of Period           $2,399,000     $ 1,287,000
                                                     ===========    ============
Supplemental Disclosure of Cash Flow Information:
  Interest paid in cash during the period          $    578,000   $     574,000
                                                   =============  ==============
  Amortization of deferred debt discount           $    199,000   $     199,000
                                                   =============  ==============


               See notes to consolidated financial statements.

                                  4 of 10



          CENTURY PROPERTIES FUND XVII - FORM 10-Q - MARCH 31, 1995

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  General

The accompanying consolidated financial statements, footnotes and discussions should be read in conjunction with the consolidated financial statements, related footnotes and discussions contained in the Partnership's

Annual Report for the year ended December 31, 1994. Certain balance sheet accounts have been reclassified in order to conform to the current period.

The financial information contained herein is unaudited. In the opinion of management, however, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature.

The results of operations for the three months ended March 31, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

At March 31, 1995, the Partnership had approximately $1,127,000 invested in overnight repurchase agreements earning approximately 6% per annum.

2.  Transactions with Related Parties

    (a) An affiliate of NPI, Inc. received reimbursement of administrative expenses amounting to $36,000 and $39,000 for the three months ended March 31, 1995 and 1994, respectively. These reimbursements are included in general and administrative expenses.

    (b) An affiliate of MGP, is entitled to receive a management fee equal to 5% of the annual gross receipts from certain properties it manages. For the periods ended March 31, 1995 and 1994, affiliates of NPI, Inc. received $145,000 and $44,000, respectively, which are included in operating expenses.



                                  5 of 10

         CENTURY PROPERTIES FUND XVII - FORM 10-Q - MARCH 31, 1995

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.


This item should be read in conjunction with the Consolidated Financial Statements and other Items contained elsewhere in this Report.

Liquidity and Capital Resources

Registrant holds investments in and operates residential real estate properties, with apartments leased to tenants subject to leases of up to one year. Registrant receives rental income from its properties and is responsible for operating expenses, administrative expenses, capital improvements and debt service payments. As of May 1, 1995, seven of the twelve properties originally purchased by Registrant were sold or otherwise disposed.

Registrant uses working capital reserves provided from any undistributed cash flow from operations, sales and refinancing proceeds as its primary source of liquidity. There have been no distributions since 1985. All of Registrant's properties (except for Cooper's Pond) experienced positive cash flow, during the quarter ended March 31, 1995. It is not currently anticipated that Registrant will make any distributions from operations in the near future.

The level of liquidity based upon cash and cash equivalents experienced a $1,250,000 increase at March 31, 1995, as compared to December 31, 1994. Registrant's $817,000 of net cash from operating activities and $532,000 of net cash provided by investing activities was partially offset by $99,000 of notes payable principal payments (financing activities). Cash provided by investing activities consisted of $700,000 received from a reserve for capital improvements as reimbursement for Registrant's prior year real estate improvements. Registrant also spent $168,000 for real estate improvements during the three months ended March 31, 1995. Registrant has no significant capital expenditures planned for the year.

Working capital reserves are invested in a money market account or repurchase agreements secured by United States Treasury obligations. The Managing General Partner believes that, if market conditions remain relatively stable, cash flow from operations, when combined with working capital reserves, will be sufficient to fund required capital improvements and regular debt service payments in 1995 and the foreseeable future. Registrant has balloon payments due in 1998 and 1999 totaling $876,000 and $10,768,000, respectively. Although the Managing General Partner is confident that all mortgages can be refinanced or extended in an orderly fashion, if the mortgages are not extended, or refinanced, or the properties not sold, the properties could be lost through foreclosure.

Pursuant to the terms of a Settlement Agreement entered into in connection with the Ruben and Andrews actions, DeForest Ventures I L.P. will make a tender offer for an aggregate number of units of Registrant (including the units purchased in the initial tender) constituting up to 49% of the total number of units of Registrant at a price equal to the initial tender price plus 15% less attorney's fees and expenses. In addition, pursuant to the terms of the proposed settlement, the Managing General Partner will agree to provide Registrant a credit line of $150,000 per property, borrowings under which would bear interest at the lesser of prime plus 1% or the rate permitted by the Partnership Agreement of Registrant. A hearing for final approval of the settlement is scheduled for May 19, 1995. See Part II - Other Information, "Item 1 - Legal Proceedings". If the settlement receives final Court approval, it is expected that the tender offer will commence on or about June 19, 1995. The Managing General Partner believes that the settlement will not have an adverse effect on Registrant.

                                6 of 10

        CENTURY PROPERTIES FUND XVII - FORM 10-Q - MARCH 31, 1995

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.


Liquidity and Capital Resources (Continued)

At this time, it appears that the investment objective of capital growth will not be attained and that investors will not receive a return of all of their invested capital. The extent to which invested capital is returned to investors is dependent upon the performance of Registrant's properties and the markets in which such properties are located and on the sales price of the remaining properties. In this regard, all of the remaining properties have been held longer than originally expected. The ability to hold and operate these properties is dependent on Registrant's ability to obtain refinancing or debt modification as required.


Real Estate Market

The national real estate market has suffered from the effects of the real estate recession including, but not limited to a downward trend in market values of existing residential properties. In addition, the bail out of the savings and loan associations and sales of foreclosed properties by auction reduced market values and caused a further restriction on the ability to obtain credit. As a result, Registrant's ability to refinance or sell its existing properties may be restricted. These factors caused a decline in market property values and serve to reduce market rental rates and/or sales prices. Compounding these difficulties have been relatively low interest rates, which encourage existing and potential tenants to purchase homes. In addition, there has been a significant decline nationally in new household formation. Despite the above, the rental market appears to be experiencing a gradual strengthening and management anticipates that increases in revenue will generally exceed increases in expenses during 1995. Furthermore, management believes that the emergence of new institutional purchasers, including real estate investment trusts and insurance companies, should create a more favorable market value for Registrant's properties in the future.

Results of Operations

Three Months Ended March 31, 1995 vs. March 31, 1994

Operating results improved by $245,000 for the three months ended March 31, 1995, as compared to 1994, due to increases in revenues of $194,000 and decreases in expenses of $51,000.

Revenues increased by $194,000 for the three months ended March 31, 1995, as compared to 1994 due to increases in rental revenue of $177,000 and interest income of $17,000. Rental revenue increased primarily due to an increase in rental rates at all of Registrant's properties, which were partially offset by a slight increase in concessions at Village in the Woods and Coopers Pond Apartments and a decrease in occupancy at Village in the Woods Apartments. Occupancy at Registrant's other properties remained relatively constant. Interest income increased due to an increase in average working capital reserves available for investment and the effect of higher interest rates.

Expenses decreased by $51,000 for the three months ended March 31, 1995, as compared to 1994, as the increases in operating expenses of $11,000 and depreciation expense of $10,000 were more than offset by the decreases in general and administrative expenses of $70,000 and interest expense of $2,000. General and administrative expenses decreased due to a reduction in asset management costs effective July 1, 1994. Operating, interest and depreciation expense remained relatively constant.


                                  7 of 10

           CENTURY PROPERTIES FUND XVII - FORM 10-Q - MARCH 31, 1995

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.

Properties

A description of the properties in which Registrant has an ownership interest during the period covered by this Report, along with occupancy data, follows:

                     CENTURY PROPERTIES FUND XVII

                           OCCUPANCY SUMMARY
            For the Quarters Ended March 31, 1995 and 1994

                                                        Average
                           Number                  Occupancy Rate (%)
                            of         Date of          March 31,
Name and Location          Units      Purchase        1995     1994
- -----------------          -----      --------     ------------------
Cherry Creek Gardens
 Apartments                 296        09/82          96        97
Englewood, Colorado

Creekside Apartments        328        10/82          97        98
Denver, Colorado

The Lodge Apartments        376        10/82          98        97
Denver, Colorado

The Village in the Woods
 Apartments                 530        10/82          93        96
Cypress, Texas

Cooper's Pond Apartments    463        03/83          91        90
Tampa, Florida



                                  8 of 10

          CENTURY PROPERTIES FUND XVII - FORM 10-Q - MARCH 31, 1995

                        PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

Lawrence M. Whiteside, on behalf of himself and all other similarly situated, v. Fox Capital Management Corporation, et al., Superior Court of the State of California, San Mateo County, Case No. 390018 ("Whiteside").


Bonnie L. Ruben and Sidney Finkel, on behalf of themselves and all others similarly situated, v. DeForest Ventures I L.P., et al., United States District Court, Northern District of Georgia, Atlanta Division, Case No. 1-94-CV-2983-JEC ("Ruben").

Roger L. Vernon, individually and on behalf of all similarly situated persons v. DeForest Ventures I L.P., et al., Circuit Court of Cook County, County Departments, Chancery Division, State of Illinois, Case No. 94CH0100592 ("Vernon").

James Andrews, et al., on behalf of themselves and all other similarly situated v. Fox Capital Management Corporation, et al., United States District Court, Northern District of Georgia, Atlanta Division, Case No.
1-94-CV-3351-JEC ("Andrews").

On March 16, 1995 the United States District Court for the Northern
District of Georgia, Atlanta Division, entered an order which granted preliminary approval to a settlement agreement in the Ruben and Andrews actions, conditionally certified two classes for purpose of settlement, and authorized the parties to give notice to the classes of the terms of the proposed settlement. Plaintiffs counsel in the Vernon and Whiteside action have joined in the Settlement Agreement as well. The two certified classes constitute all limited partners of Registrant and the eighteen other affiliated partnerships who either tendered their units in connection with the October tender offers or continue to hold their units in Registrant and the other affiliated partnerships. Pursuant to the terms of the proposed settlement, which are described in the notice sent to the class members in March 1995, (and more fully described in the Amended Stipulation of Settlement submitted to the court on March 14, 1995) all claims which either were made or could have been asserted in any of the class actions would be dismissed with
prejudice and/or released.   In consideration for the dismissal and/or release
of such claims, among other things, DeForest I would pay to each unit holder who tendered their units in Registrant an amount equal to 15% of the original tender offer price less attorney's fees and expenses. In addition, DeForest I will commence a second tender offer for an aggregate number of units of Registrant (including the units purchased in the initial tender) constituting up to 49% of the total number of units of Registrant at a price equal to the initial tender price plus 15% less attorney's fees and expenses. Furthermore, under the terms of the proposed settlement, the Managing General Partner would agree, among other things, to provide Registrant a credit line of $150,000 per property which would bear interest at the lesser of prime rate plus 1% and the rate permitted under the partnership agreement of Registrant. A hearing on the final approval of the settlement is scheduled for May 19, 1995.

Item 6.  Exhibits and Reports on Form 8-K.

No report on Form 8-K was required to be filed during the period.


                                  9 of 10

          CENTURY PROPERTIES FUND XVII - FORM 10-Q - MARCH 31, 1995


                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              CENTURY PROPERTIES FUND XVII

                              By: FOX CAPITAL MANAGEMENT CORPORATION,
                                  A General Partner




                              /S/ARTHUR N. QUELER
                              ---------------------------------------
                              ARTHUR N. QUELER
                              Secretary/Treasurer and Director
                              (Principal Financial Officer)





                               10 of 10