Form 10-Q
period 1995-06-30
CENTURY PROPERTIES FUND XVII
filed 1995-08-11
CIK 356472

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-Q

(Mark One)

 [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended  June 30, 1995

                                 OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ____________ to _____________


                  Commission file number   0-11137

                     Century Properties Fund XVII
        (Exact name of Registrant as specified in its charter)

          California                                        94-2782037
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

        5665 Northside Drive N.W., Ste. 370, Atlanta, Georgia  30328
                   (Address of principal executive office)
                               (Zip Code)

                            (404) 916-9090
          Registrant's telephone number, including area code


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

                         Yes  X          No _____

           APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
             PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 12, 13, or 15(d) of the Securities

Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                         Yes _____ No _____

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date __________________.

                               1 of 12



       CENTURY PROPERTIES FUND XVII - FORM 10-Q - JUNE 30, 1995

                    PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.


Consolidated Balance Sheets
                                                     June 30,      December 31,
                                                       1995            1994
                                                    (Unaudited)      (Audited)
Assets

Cash and cash equivalents                          $  2,680,000    $  1,149,000
Reserve for capital improvements                        863,000       1,596,000
Other assets                                            967,000       1,164,000

Real Estate:

   Real Estate                                       65,452,000      64,917,000
   Accumulated depreciation                         (24,956,000)    (23,970,000)
   Allowance for impairment of value                 (1,430,000)     (1,430,000)
                                                   ------------    ------------
Real estate, net                                     39,066,000      39,517,000

Deferred financing costs, net                           549,000         615,000

     Total assets                                  $ 44,125,000    $ 44,041,000
                                                   ------------    ------------

Liabilities and Partners' Equity

Accrued property taxes and other liabilities       $    790,000    $  1,036,000
Notes payable                                        35,997,000      35,800,000
                                                   ------------    ------------
     Total liabilities                               36,787,000      36,836,000
                                                   ------------    ------------
Partners' Equity (Deficit):
General partners                                     (6,865,000)     (6,881,000)
Limited partners (75,000 units outstanding at

   June 30, 1995 and December 31, 1994)              14,203,000      14,086,000
                                                   ------------    ------------
     Total partners' equity                           7,338,000       7,205,000
                                                   ------------    ------------
     Total liabilities and partners' equity        $ 44,125,000    $ 44,041,000
                                                   ============    ============

                See notes to consolidated financial statements.

                                    2 of 12


           CENTURY PROPERTIES FUND XVII - FORM 10-Q - JUNE 30, 1995

Consolidated Statements of Operations (Unaudited)

                                                      For the Six Months Ended
                                                    June 30, 1995  June 30, 1994
Revenues:

     Rental                                           $ 5,891,000   $ 5,513,000
     Interest income                                       72,000        28,000
                                                      -----------   -----------
         Total revenues                                 5,963,000     5,541,000
                                                      -----------   -----------
Expenses:

     Operating                                          3,108,000     3,109,000
     Interest                                           1,617,000     1,627,000
     Depreciation                                         986,000       966,000
     General and administrative                           119,000       292,000
                                                      -----------   -----------
         Total expenses                                 5,830,000     5,994,000
                                                      -----------   -----------
Net income (loss)                                     $   133,000   $  (453,000)
                                                      ===========   ===========
Net income (loss) per limited partnership unit        $         2   $        (5)
                                                      ===========   ===========

                See notes to consolidated financial statements.

                                    3 of 12


           CENTURY PROPERTIES FUND XVII - FORM 10-Q - JUNE 30, 1995

Consolidated Statements of Operations (Unaudited)


                                                     For the Three Months Ended
                                                    June 30, 1995  June 30, 1994
Revenues:

     Rental                                           $ 2,988,000   $ 2,787,000

     Interest income                                       41,000        14,000
                                                      -----------   -----------
         Total revenues                                 3,029,000     2,801,000
                                                      -----------   -----------

Expenses:

     Operating                                          1,612,000     1,624,000
     Interest                                             807,000       815,000
     Depreciation                                         493,000       483,000
     General and administrative                            65,000       168,000
                                                      -----------   -----------
         Total expenses                                 2,977,000     3,090,000
                                                      -----------   -----------
Net income (loss)                                     $    52,000   $  (289,000)
                                                      ===========   ===========
Net income (loss) per limited partnership unit        $         1   $        (3)
                                                      ===========   ===========

                See notes to consolidated financial statements.

                                    4 of 12


           CENTURY PROPERTIES FUND XVII - FORM 10-Q - JUNE 30, 1995

Consolidated Statements of Cash Flows (Unaudited)

                                                       For the Six Months Ended
                                                     June 30, 1995 June 30, 1994
Operating Activities:

Net income (loss)                                     $   133,000  $  (453,000)
Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
     Depreciation and amortization                      1,449,000    1,442,000
Changes in operating assets and liabilities:
     Other assets                                         197,000     (464,000)
     Accrued property taxes and other liabilities        (246,000)      46,000
                                                      -----------   ----------
Net cash provided by operating activities               1,533,000      571,000
                                                      -----------   ----------
Investing Activities:

Decrease (increase) in reserve for capital improvements   733,000     (273,000)
Additions to real estate                                 (535,000)    (385,000)
                                                      -----------   ----------
Net cash provided by (used in) investing activities       198,000     (658,000)
                                                      -----------   ----------
Financing Activities:

Notes payable principal payments                         (200,000)    (183,000)
                                                      -----------   ----------
Cash (used in) financing activities                      (200,000)    (183,000)

                                                      -----------   ----------
Net Increase (Decrease) in Cash and Cash Equivalents    1,531,000     (270,000)

Cash and Cash Equivalents at Beginning of Period        1,149,000    1,511,000
                                                      -----------  -----------
Cash and Cash Equivalents at End of Period            $ 2,680,000  $ 1,241,000
                                                      ===========  ===========
Supplemental Disclosure of Cash Flow Information:
     Interest paid in cash during the period          $ 1,154,000  $ 1,151,000
                                                      ===========  ===========

Supplemental Disclosure of Non-Cash Financing
  Activities:
     Amortization of note payable discount            $   397,000  $   397,000
                                                      ===========  ===========

                See notes to consolidated financial statements.

                                5 of 12



      CENTURY PROPERTIES FUND XVII - FORM 10-Q - JUNE 30, 1995

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  General

    The accompanying consolidated financial statements, footnotes and discussions should be read in conjunction with the consolidated financial statements, related footnotes and discussions contained in the Partnership's Annual Report for the year ended December 31, 1994. Certain accounts have been reclassified in order to conform to the current period.

    The financial information contained herein is unaudited. In the opinion of management, however, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature.

    The results of operations for the six and three months ended June 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

    At June 30, 1995, the Partnership had approximately $2,600,000 invested in overnight repurchase agreements earning approximately 6% per annum.

2.  Transactions with Related Parties

    (a) An affiliate of NPI, Inc. received reimbursement of administrative expenses amounting to $72,000 and $98,000 for the six months ended June 30, 1995 and 1994, respectively. These reimbursements are included in general and administrative expenses.

    (b)  An affiliate of MGP, is entitled to receive a management fee equal to

         5% of the annual gross receipts from certain properties it manages. For the periods ended June 30, 1995 and 1994, affiliates of NPI, Inc. received $293,000 and $182,000, respectively, which are included in operating expenses.

3.  Legal Proceedings

    On May 19, 1995 final approval was given by the Court to a settlement agreement relating to the tender offer litigation. As required by the terms of the settlement agreement, DeForest Ventures I L.P. ("DeForest") commenced a second tender offer (the "Second Tender Offer") on June 2, 1995 for units of limited partnership in the Partnership. Pursuant to the Second Tender Offer, DeForest acquired an additional 3,861 limited partnership units of the Partnership.

4.  Subsequent Event

    On August 3, 1995, the Partnership paid $910,000 to satisfy in full the $1,037,000 second mortgage encumbering the Village in the Woods Apartments at a discount. The Partnership will recognize a $127,000 extraordinary gain on extinguishment of debt during the third quarter of 1995.

                                    6 of 12



           CENTURY PROPERTIES FUND XVII - FORM 10-Q - JUNE 30, 1995

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.


This item should be read in conjunction with the Consolidated Financial Statements and other Items contained elsewhere in this Report.

Liquidity and Capital Resources

Registrant holds investments in and operates residential real estate properties, with apartments leased to tenants subject to leases of up to one year. Registrant receives rental income from its properties and is responsible for operating expenses, administrative expenses, capital improvements and debt service payments. As of August 1, 1995, seven of the twelve properties originally purchased by Registrant were sold or otherwise disposed.

Registrant uses working capital reserves provided from any undistributed cash flow from operations, sales and refinancing proceeds as its primary source of liquidity. There have been no distributions since 1985. All of Registrant's properties (except for Cooper's Pond) experienced positive cash flow, during the six months ended June 30, 1995. It is not currently anticipated that Registrant will make any distributions from operations in the near future.

The level of liquidity based upon cash and cash equivalents experienced a $1,531,000 increase at June 30, 1995, as compared to December 31, 1994. Registrant's $1,533,000 of net cash from operating activities and $198,000 of net cash provided by investing activities was partially offset by $200,000 of notes payable principal payments (financing activities). Cash provided by operations improved at June 30, 1995, as compared to June 30, 1994, primarily due improved operations. Cash provided by investing activities consisted of $733,000 received from a reserve for capital improvements as reimbursement for Registrant's prior year real estate improvements. Registrant also spent $535,000 for real estate improvements during the six months ended June 30, 1995. Other than the $863,000 that Registrant has in reserve for capital improvements, Registrant has no significant capital expenditures planned for the year. All other increases (decreases) in certain assets and liabilities are the result of the timing of receipt and payment of various operating activities, none of which were significant.

On August 3, 1995, Registrant paid $910,000 to satisfy in full the $1,037,000 second mortgage encumbering the Village in the Woods Apartments at a discount. Registrant will recognize a $127,000 extraordinary gain on extinguishment of debt during the third quarter of 1995.

Working capital reserves are primarily invested in repurchase agreements secured by United States Treasury obligations. The Managing General Partner believes that, if market conditions remain relatively stable, cash flow from operations, when combined with working capital reserves, will be sufficient to fund required capital improvements and regular debt service payments in 1995 and the foreseeable future. Registrant has balloon payments due in 1998 and 1999 totaling $876,000 and $10,768,000, respectively. Although the Managing General Partner is confident that all mortgages can be refinanced or extended in an orderly fashion, if the mortgages are not extended, or refinanced, or the properties not sold, the properties could be lost through foreclosure.

As required by the terms of the settlement of the actions brought against, among others, DeForest Ventures I L.P. ("DeForest") relating to the tender offer made by DeForest in October 1994 (the "First Tender Offer") for units of limited partnership interest in Registrant and certain affiliated partnerships, DeForest commenced a second tender offer (the "Second Tender Offer") on June 2, 1995 for units of limited partnership interest in Registrant. Pursuant to the Second Tender Offer, DeForest acquired an

                               7 of 12



          CENTURY PROPERTIES FUND XVII - FORM 10-Q - JUNE 30, 1995

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.

Liquidity and Capital Resources (Continued)

additional 3,861 units of Registrant which, when added to the units acquired during the First Tender Offer, represents approximately 34.1% of the total number of outstanding units of Registrant. The Managing General Partner believes that the tender will not have a significant impact on future operations or liquidity of Registrant (see Part II, Item 1, Litigation). Also in connection with the settlement, an affiliate of the Managing General

Partner has made available to Registrant a credit line of up to $150,000 per property owned by Registrant. Based on present plans, management does not anticipate the need to borrow in the near future.

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

Real Estate Market

The national real estate market has suffered from the effects of the real estate recession including, but not limited to a downward trend in market values of existing residential properties. In addition, the bail out of the savings and loan associations and sales of foreclosed properties by auction reduced market values and caused a further restriction on the ability to obtain credit. As a result, Registrant's ability to refinance or sell its existing properties may be restricted. These factors caused a decline in market property values and serve to reduce market rental rates and/or sales prices. Compounding these difficulties have been relatively low interest rates, which encourage existing and potential tenants to purchase homes. In addition, there has been a significant decline nationally in new household formation. Despite the above, the rental market appears to be experiencing a gradual strengthening and management anticipates that increases in revenue will generally exceed increases in expenses during 1995. Furthermore, management believes that the emergence of new institutional purchasers, including real estate investment trusts and insurance companies, should create a more favorable market for Registrant's properties in the future.

Results of Operations

Six Months Ended June 30, 1995 vs. June 30, 1994

Operating results improved by $586,000 for the six months ended June 30, 1995, as compared to 1994, due to increases in revenues of $422,000 and decreases in expenses of $164,000.

Revenues increased by $422,000 for the six months ended June 30, 1995, as compared to 1994, due to increases in rental revenue of $378,000 and interest income of $44,000. Rental revenue increased primarily due to an increase in rental rates at all of Registrant's properties, which was partially offset by a slight increase in concessions at Village in the Woods Apartments. Occupancy remained relatively stable at all of Registrant's properties. Interest income increased due to an increase in average working capital reserves available for investment and the effect of higher interest rates.

                               8 of 12




      CENTURY PROPERTIES FUND XVII - FORM 10-Q - JUNE 30, 1995

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.


Six Months Ended June 30, 1995 vs. June 30, 1994 (Continued)

Expenses declined by $164,000 for the six months ended June 30, 1995, as compared to 1994, due to decreases in general and administrative expenses of $173,000, operating expenses of $1,000 and interest expense of $10,000, which were only slightly offset by an increase in depreciation expense of $20,000. General and administrative expenses decreased due to a reduction in asset management costs effective July 1, 1994. Operating, interest and depreciation expense remained relatively constant.

Three Months Ended June 30, 1995 vs. June 30, 1994

Operating results improved by $341,000 for the three months ended June 30, 1995, as compared to 1994, due to increases in revenues of $228,000 and decreases in expenses of $113,000.

Revenues increased by $228,000 for the three months ended June 30, 1995, as compared to 1994, due to increases in rental revenue of $201,000 and interest income of $27,000. Rental revenue increased primarily due to an increase in rental rates at all of Registrant's properties, which was partially offset by a decrease in occupancy at Coopers Pond Apartments. Occupancy at Registrant's other properties remained relatively constant. Interest income increased due to an increase in average working capital reserves available for investment and the effect of higher interest rates.

Expenses declined by $113,000 for the three months ended June 30, 1995, as compared to 1994, due to decreases in general and administrative expenses of $103,000, operating expenses of $12,000 and interest expense of $8,000, which were only slightly offset by an increase in depreciation expense of $10,000. General and administrative expenses decreased due to a reduction in asset management costs effective July 1, 1994. Operating, interest and depreciation expense remained relatively constant.

Properties

A description of the properties in which Registrant had an ownership interest during the period covered by this Report, along with occupancy data, follows:

                     CENTURY PROPERTIES FUND XVII

                           OCCUPANCY SUMMARY







                                                             Average
                                                        Occupancy Rate (%)
                                                   ---------------------------
                                                   Six Months     Three Months
                             Number                  Ended           Ended
                              of      Date of       June 30,        June 30,
Name and Location            Units    Purchase    1995    1994    1995    1994
- -----------------            -----    --------    ----    ----    ----    ----
Cherry Creek Gardens
 Apartments                   296       09/82      97      97      98      98
Englewood, Colorado

                               9 of 12



      CENTURY PROPERTIES FUND XVII - FORM 10-Q - JUNE 30, 1995


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.


Properties (Continued)
                                                             Average
                                                        Occupancy Rate (%)
                                                   ---------------------------
                                                   Six Months     Three Months
                             Number                  Ended           Ended
                              of      Date of       June 30,        June 30,
Name and Location            Units    Purchase    1995    1994    1995    1994
- -----------------            -----    --------    ----    ----    ----    ----

Creekside Apartments          328       10/82      97      97      97      96
Denver, Colorado

The Lodge Apartments          376       10/82      98      97      98      96
Denver, Colorado

The Village in the Woods
 Apartments                   530       10/82      94      94      95      94
Cypress, Texas

Cooper's Pond Apartments      463       03/83      92      93      93      96
Tampa, Florida

                               10 of 12


          CENTURY PROPERTIES FUND XVII - FORM 10-Q - JUNE 30, 1995

                         PART II - OTHER INFORMATION



Item 1.  Litigation

      Lawrence M. Whiteside, on behalf of himself and all others similarly situated, v. Fox Capital Management Corporation et al., Superior Court of the State of California, San Mateo County, Case No. 390018.

      Bonnie L. Ruben and Sidney Finkel, on behalf of themselves and all others similarly situated, v. DeForest Ventures I L.P., et. al., United States District Court, Northern District of Georgia, Atlanta Division, Case No. 1-94-CV-2983-JEC.

      Roger L. Vernon, individually and on behalf of all similarly situated persons v. DeForest Ventures I L.P. et. al., Circuit Court of Cook County, County Departments, Chancery Division, State of Illinois, Case No. 94CH0100592.

      James Andrews, et al., on behalf of themselves and all others similarly situated v. Fox Capital Management Corporation, et al., United States District Court, Northern District of Georgia, Atlanta Division, Case No. 1-94-CV-3351-JEC.

      On May 19, 1995, the Court gave final approval to the settlement agreement entered into, in March 1995, by the plaintiffs and the defendants in the above actions. Pursuant to the Court's order, all claims made by the plaintiffs were dismissed with prejudice subject to the defendants compliance with the settlement agreement. As required by the settlement agreement, DeForest Ventures I L.P. ("DeForest") and DeForest Ventures II L.P. commenced a tender offer for units of limited partnership interest in Registrant as well as 18 other affiliated partnerships on June 2, 1995 and implemented the other provisions of the settlement agreement. See Part I, Item 2, "Management's Discussion and Analysis of Financial Condition."

Item 6.  Exhibits and Reports on Form 8-K.

      No report on Form 8-K was required to be filed during the period.

                                  11 of 12



       CENTURY PROPERTIES FUND XVII - FORM 10-Q - JUNE 30, 1995

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

                              CENTURY PROPERTIES FUND XVII

                              By: FOX CAPITAL MANAGEMENT CORPORATION,
                                  A General Partner





                              /S/ ARTHUR N. QUELER

                              Secretary/Treasurer and Director
                              (Principal Financial Officer)

                                  12 of 12