Form 10-Q
period 1995-09-30
CENTURY PROPERTIES FUND XVII
filed 1995-11-13
CIK 356472

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-Q

(Mark One)

   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended  September 30, 1995

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

      Registrant's telephone number, including area code (770) 916-9090

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


                                   1 of 14


        CENTURY PROPERTIES FUND XVII - FORM 10-Q - SEPTEMBER 30, 1995

                       PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.


Consolidated Balance Sheets
                                               September 30,   December 31,
                                                    1995          1994
Assets

Cash and cash equivalents                      $   2,165,000   $   1,149,000
Reserve for capital improvements                     860,000       1,596,000
Other assets                                       1,232,000       1,164,000

Real Estate:

   Real Estate                                    65,549,000      64,917,000
   Accumulated depreciation                      (25,449,000)    (23,970,000)
   Allowance for impairment of value              (1,430,000)     (1,430,000)
                                                -------------   -------------
Real estate, net                                  38,670,000      39,517,000

Deferred financing costs, net                        516,000         615,000
                                               -------------   -------------
   Total assets                                $  43,443,000   $  44,041,000
                                               =============   =============

Liabilities and Partners' Equity

Accrued expenses and other liabilities         $     968,000   $   1,036,000
Notes payable                                     35,061,000      35,800,000
                                               -------------   -------------
   Total liabilities                              36,029,000      36,836,000
                                               -------------   -------------
Partners' Equity (Deficit):

General partners                                  (6,856,000)     (6,881,000)
Limited partners (75,000 units outstanding at
   September 30, 1995 and December 31, 1994)      14,270,000      14,086,000
                                               -------------   -------------
   Total partners' equity                          7,414,000       7,205,000
                                               -------------   -------------
   Total liabilities and partners' equity      $  43,443,000   $  44,041,000
                                               =============   =============
               See notes to consolidated financial statements.

                                   2 of 14


        CENTURY PROPERTIES FUND XVII - FORM 10-Q - SEPTEMBER 30, 1995

Consolidated Statements of Operations



                                                 For the Nine Months Ended
                                               September 30,    September 30,
                                                   1995             1994
Revenues:

   Rental                                      $   8,890,000   $   8,376,000
   Interest income                                   112,000          68,000
                                               -------------   -------------
     Total revenues                                9,002,000       8,444,000
                                               -------------   -------------

Expenses:

   Operating                                       4,868,000       4,954,000
   Interest                                        2,409,000       2,448,000
   Depreciation                                    1,479,000       1,449,000
   General and administrative                        166,000         344,000
                                               -------------   -------------
     Total expenses                                8,922,000       9,195,000
                                               -------------   -------------
Net income (loss) from operations
    before extraordinary item                         80,000        (751,000)

Extraordinary item:

   Gain on extinguishment of debt                    129,000             -
                                               -------------   -------------
Net income (loss)                              $     209,000   $    (751,000)
                                               =============   =============
   Net income (loss) per limited partnership unit:

   Net income (loss) before extraordinary
     item                                      $        0.93   $       (8.83)

   Extraordinary item                                   1.52             -
                                               -------------   -------------
   Net income (loss)                           $        2.45   $       (8.83)
                                               =============   =============

              See notes to consolidated financial statements.

                                   3 of 14


        CENTURY PROPERTIES FUND XVII - FORM 10-Q - SEPTEMBER 30, 1995

Consolidated Statements of Operations

                                                 For the Three Months Ended
                                                September 30,   September 30,
                                                     1995            1994
Revenues:

   Rental                                      $   2,999,000   $   2,863,000
   Interest income                                    40,000          40,000
                                               -------------   -------------
 Total revenues                                    3,039,000       2,903,000
                                               -------------   -------------
Expenses:

   Operating                                       1,760,000       1,845,000
   Interest                                          792,000         821,000
   Depreciation                                      493,000         483,000
   General and administrative                         47,000          52,000
                                               -------------   -------------
     Total expenses                                3,092,000       3,201,000
                                               -------------   -------------
Net loss from operations before extraordinary
  item                                               (53,000)       (298,000)

Extraordinary item:

   Gain on extinguishment of debt                    129,000             -
                                               -------------   -------------
Net income (loss)                              $      76,000   $    (298,000)
                                               =============   =============
   Net income (loss) per limited partnership unit:

   Net income (loss) before extraordinary
     item                                      $       (0.63)  $       (3.51)

   Extraordinary item                                   1.52             -
                                               -------------   -------------
   Net income (loss)                           $        0.89   $       (3.51)
                                               =============   =============

               See notes to consolidated financial statements.

                                   4 of 14

        CENTURY PROPERTIES FUND XVII - FORM 10-Q - SEPTEMBER 30, 1995

Consolidated Statements of Cash Flows

                                                   For the Nine Months Ended
                                                 September 30,   September 30,
                                                     1995            1994
Operating Activities:

Net income (loss)                              $     209,000   $    (751,000)
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
   Depreciation and amortization                   2,174,000       2,163,000
   Gain on extinguishment of debt                   (129,000)            -
Changes in operating assets and liabilities:
   Other assets                                      (68,000)       (371,000)
   Accrued expenses and other liabilities            (68,000)        231,000
                                               -------------   -------------
Net cash provided by operating activities          2,118,000       1,272,000
                                               -------------   -------------
Investing Activities:

Decrease in reserve for capital improvements         736,000           4,000
Additions to real estate                            (632,000)       (936,000)
                                               -------------   -------------
Net cash provided by (used in) investing
  activities                                         104,000        (932,000)
                                               -------------   -------------
Financing Activities:

Satisfaction of mortgages payable at a
  discount                                          (910,000)            -
Notes payable principal payments                    (296,000)       (278,000)
                                               -------------   -------------
Cash (used in) financing activities               (1,206,000)       (278,000)
                                               -------------   -------------
Increase in Cash and Cash Equivalents              1,016,000          62,000

Cash and Cash Equivalents at Beginning of
  Period                                           1,149,000       1,511,000
                                               -------------   -------------
Cash and Cash Equivalents at End of Period     $   2,165,000   $   1,573,000
                                               =============   =============
Supplemental Disclosure of Cash Flow
  Information:
      Interest paid in cash during the period  $   1,718,000   $   1,734,000
                                               =============   =============
Supplemental Disclosure of Non-Cash Investing
  and Financing Activities:
      Amortization of Note Payable Discount    $     596,000   $     596,000
                                               =============   =============
               See notes to consolidated financial statements.

                                   5 of 14

        CENTURY PROPERTIES FUND XVII - FORM 10-Q - SEPTEMBER 30, 1995

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

       The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature, except as disclosed in Note 3.

       The results of operations for the nine and three months ended September 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

       On August 17, 1995, the stockholders of National Property Investors, Inc. ("NPI, Inc."), the sole shareholder of NPI Equity Investments II, Inc. ("NPI Equity"), the entity which controls Fox Capital Management Corporation, the managing general partner of the Partnership's general partner, entered into an agreement to sell to IFGP Corporation, an affiliate of Insignia Financial Group, Inc. ("Insignia"), all of the issued and outstanding stock of NPI, Inc. The sale of the stock is subject to the satisfaction of certain conditions and is scheduled to close in January 1996.

2.     Transactions with Related Parties

       (a) An affiliate of NPI, Inc. received reimbursement of administrative expenses amounting to $108,000 and $139,000 for the nine months ended September 30, 1995 and 1994, respectively. These reimbursements are included in general and administrative expenses.

       (b) An affiliate of NPI, Inc. is entitled to receive a management fee equal to 5% of the annual gross receipts from certain properties it manages. For the periods ended September 30, 1995 and 1994, affiliates of NPI, Inc. received $443,000 and $323,000, respectively, which are included in operating expenses.

3.     Notes Payable

       On August 3, 1995, the Partnership paid $910,000 to satisfy in full the $1,039,000 second mortgage encumbering the Village in the Woods Apartments at a discount. The Partnership recognized an extraordinary gain on extinguishment of debt of $129,000 during the third quarter of 1995.

                                   6 of 14


        CENTURY PROPERTIES FUND XVII - FORM 10-Q - SEPTEMBER 30, 1995


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.

This item should be read in conjunction with the Consolidated Financial Statements and other Items contained elsewhere in this Report.

Liquidity and Capital Resources

Registrant holds investments in and operates residential real estate properties, with apartments leased to tenants subject to leases of up to one year. Registrant receives rental income from its properties and is responsible for operating expenses, administrative expenses, capital improvements and debt service payments. As of November 1, 1995, seven of the twelve properties originally purchased by Registrant were sold or otherwise disposed.

Registrant uses working capital reserves provided from any undistributed cash flow from operations, sales and refinancing proceeds as its primary source of liquidity. For the long term, cash from operations will remain Registrant's primary source of liquidity. There have been no distributions since 1985. All of Registrant's properties (except for Cooper's Pond) experienced positive cash flow during the nine months ended September 30, 1995. The Managing General Partner is currently evaluating the cash needs of Registrant in order to determine whether any cash distributions from operations can be made in the near future.

The level of liquidity based upon cash and cash equivalents experienced a $1,016,000 increase at September 30, 1995, as compared to December 31, 1994. Registrant's $2,118,000 of net cash from operating activities and $104,000 of net cash provided by investing activities was partially offset by $1,206,000 of cash used in financing activities. Cash provided by operations improved at September 30, 1995, as compared to September 30, 1994, primarily due improved operations at all of Registrant's properties except for Cooper's Pond. Cash provided by investing activities consisted of $736,000 received from a reserve for capital improvements as reimbursement for Registrant's prior year real estate improvements. Registrant also spent $632,000 for real estate improvements during the nine months ended September 30, 1995. Cash used in financing activities consisted of $296,000 of notes payable principal payments and $910,000 in satisfaction of a mortgage payable at a discount. Other than the $860,000 that Registrant has in reserve for capital improvements, Registrant has no plans for significant capital expenditures. All other increases (decreases) in certain assets and liabilities are the result of the timing of receipt and payment of various operating activities, none of which were significant.


On August 3, 1995, Registrant paid $910,000 to satisfy in full the $1,039,000 second mortgage encumbering the Village in the Woods Apartments at a discount. Registrant recognized an extraordinary gain on extinguishment of debt of $129,000 during the third quarter of 1995.

Working capital reserves are primarily invested in repurchase agreements secured by United States Treasury obligations. The Managing General Partner believes that, if market conditions remain relatively stable, cash flow from operations, when combined with working capital reserves, will be sufficient to fund required capital improvements and regular debt service payments for the next twelve months and the foreseeable future. Registrant has balloon payments due in 1999 totaling $10,768,000. Although the Managing General Partner is confident that all mortgages can be refinanced or extended in an orderly fashion, if the mortgages are not extended, or refinanced, or the properties not sold, the properties could be lost through foreclosure.

                                   7 of 14


        CENTURY PROPERTIES FUND XVII - FORM 10-Q - SEPTEMBER 30, 1995


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.


Liquidity and Capital Resources (Continued)

As required by the terms of the settlement of the actions brought against, among others, DeForest Ventures I L.P. ("DeForest") relating to the tender offer made by DeForest in October 1994 (the "First Tender Offer") for units of limited partnership interest in Registrant and certain affiliated partnerships, DeForest commenced a second tender offer (the "Second Tender Offer") on June 2, 1995 for units of limited partnership interest in Registrant. Pursuant to the Second Tender Offer, DeForest acquired an additional 3,861 units of Registrant which, when added to the units acquired during the First Tender Offer, represents approximately 34.1% of the total number of outstanding units of Registrant. The Managing General Partner believes that the tender will not have a significant impact on future operations or liquidity of Registrant. Also in connection with the settlement, an affiliate of the Managing General Partner has made available to Registrant a credit line of up to $150,000 per property owned by Registrant. Registrant has no outstanding amounts due under this line of credit. Based on present plans, management does not anticipate the need to borrow in the near future. Other than cash and cash equivalents, the line of credit is Registrant's only unused source of liquidity.

On August 17, 1995, Insignia Financial Group, Inc. and certain of its affiliates (collectively, "Insignia") entered into agreements pursuant to which (i) the stockholders of NPI, Inc., the sole shareholder of NPI Equity, agreed to sell to Insignia all of the issued and outstanding stock of NPI, Inc., (ii) DeForest agreed to sell its units of Registrant to

Insignia and (iii) Insignia would acquire all of the interests in NPI-AP Management, L.P., the property manager at Registrant's properties. The consummation of these transactions is subject to the satisfaction of certain conditions (including, third party consents and other conditions not within the control of the parties to the agreement) and is scheduled to close in January 1996. Upon closing, it is expected that Insignia will elect new officers and directors of NPI Equity.

Insignia is a fully integrated real estate service company specializing in the ownership and operation of securitized real estate assets. According to Commercial Property News and the National Multi-Housing Council, since 1992 Insignia has been the largest property manager in the United States. The Managing General Partner does not believe these transactions will have a significant effect on Registrant's liquidity or results of operation.

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

Real Estate Market

The national real estate market has suffered from the effects of the real estate recession including, but not limited to a downward trend in market values of existing residential properties. In addition, the bail out of the savings and loan associations and sales of foreclosed properties by auction reduced market

                                   8 of 14


        CENTURY PROPERTIES FUND XVII - FORM 10-Q - SEPTEMBER 30, 1995


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.


Real Estate Market (Continued)

values and caused a further restriction on the ability to obtain credit. As a result, Registrant's ability to refinance or sell its existing properties may be restricted. These factors caused a decline in market property values and serve to reduce market rental rates and/or sales prices. Compounding these difficulties have been relatively low interest rates, which encourage existing and potential tenants to purchase homes. In addition, there has been a significant decline nationally in new household formation. Despite the above, the rental market appears to be experiencing a gradual strengthening and management anticipates that increases in revenue will generally exceed increases in expenses during the next twelve months. Furthermore, management believes that the emergence of new institutional purchasers, including real estate investment trusts and insurance companies, should create a more favorable market for Registrant's properties in the future.

Results of Operations

Nine Months Ended September 30, 1995 vs. September 30, 1994

Operating results, before the extraordinary gain on extinguishment of debt, improved by $831,000 for the nine months ended September 30, 1995, as compared to 1994, due to an increase in revenues of $558,000 and a decrease in expenses of $273,000. Operating results improved primarily due to improved operations at all of Registrant's properties, except for Cooper's Pond Apartments.

Revenues increased by $558,000 for the nine months ended September 30, 1995, as compared to 1994, due to increases in rental revenue of $514,000 and interest income of $44,000. Rental revenue increased primarily due to an increase in rental rates at all of Registrant's properties, which was partially offset by an increase in concessions at Village in the Woods Apartments. Occupancy remained relatively stable at all of Registrant's properties. Interest income increased due to an increase in average working capital reserves available for investment and the effect of higher interest rates.

Expenses declined by $273,000 for the nine months ended September 30, 1995, as compared to 1994, due to decreases in general and administrative expenses of $178,000, operating expenses of $86,000 and interest expense of $39,000, which were only slightly offset by an increase in depreciation expense of $30,000. General and administrative expenses decreased due to a reduction in asset management costs, effective July 1, 1994. Operating expenses decreased due to exterior painting performed during the prior year comparative period at all of Registrant's properties except for Cooper's Pond Apartments, which was partially offset by an increase in maintenance at Cherry Creek Gardens, Cooper's Pond Apartments, Creekside Apartments and Village in the Woods Apartments. Interest expense declined due to the prepayment of the second mortgage encumbering Village in the Woods Apartments in August 1995 and the amortization of mortgage principal balances. Depreciation expense increased due to the effect of fixed asset additions during 1994.

                                   9 of 14



        CENTURY PROPERTIES FUND XVII - FORM 10-Q - SEPTEMBER 30, 1995


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.



Three Months Ended September 30, 1995 vs. September 30, 1994

Operating results, before the gain on extinguishment of debt, improved by $245,000 for the three months ended September 30, 1995, as compared to 1994, due to an increase in revenues of $136,000 and a decrease in expenses of $109,000. Operating results improved primarily due to improved operations at all of Registrant's properties, except for Cooper's Pond Apartments which decreased slightly and Village in the Woods Apartments which remained relatively constant.

Revenues increased by $136,000 for the three months ended September 30, 1995, as compared to 1994, due to an increase in rental revenue. Rental revenue increased primarily due to an increase in rental rates at all of Registrant's properties, coupled with an increase in occupancy at Registrant's Village in the Woods and Cooper's Pond Apartments, which was partially offset by decreases in occupancy at Cherry Creek Gardens and Creekside Apartments. Occupancy at The Lodge Apartments property remained constant. Interest income remained constant as the increase in working capital reserves available for investment and the effect of higher interest rates, were offset by an adjustment in interest income during the three months ended September 30, 1994.

Expenses declined by $109,000 for the three months ended September 30, 1995, as compared to 1994, due to decreases in operating expenses of $85,000, interest expense of $29,000 and general and administrative expenses of $5,000, which were only slightly offset by an increase in depreciation expense of $10,000. Operating expenses decreased due to exterior painting performed during the prior year comparative period at Registrant's Creekside and The Lodge Apartments which was partially offset by an increase in maintenance at Cherry Creek Gardens and the Village in the Woods Apartments. Interest expense declined due to the prepayment of the second mortgage encumbering Village in the Woods Apartments in August 1995 and the amortization of mortgage principal balances. General and administrative expenses remained relatively constant. Depreciation expense increased due to the effect of fixed asset additions during 1994.

                                  10 of 14



        CENTURY PROPERTIES FUND XVII - FORM 10-Q - SEPTEMBER 30, 1995


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.


Properties

A description of the properties in which Registrant has an ownership interest during the period covered by this Report, along with occupancy data, follows:

                     CENTURY PROPERTIES FUND XVII


                           OCCUPANCY SUMMARY

                                                      Average
                                                  Occupancy Rate (%)
                                            Nine Months     Three Months
                         Number                Ended            Ended
                           of     Date of  September 30,     September 30,
Name and Location         Units   Purchase   1995    1994    1995     1994
-----------------         -----   --------   ----    ----    ----     ----
Cherry Creek Gardens
 Apartments                296      09/82      97      98       95      99
Englewood, Colorado

Creekside Apartments       328      10/82      97      97       97      99
Denver, Colorado

The Lodge Apartments       376      10/82      98      97       97      97
Denver, Colorado

The Village in the Woods
 Apartments                530      10/82      95      94       96      93
Cypress, Texas

Cooper's Pond Apartments   463      03/83      93      94       96      94
Tampa, Florida

                                  11 of 14


        CENTURY PROPERTIES FUND XVII - FORM 10-Q - SEPTEMBER 30, 1995

                         PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

        (a)Exhibits

            2. NPI, Inc. Stock Purchase Agreement dated as of August 17,
               1995 incorporated by reference to Exhibit 2 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 24, 1995.

        (b)    Report on Form 8-K

               On August 24, 1995, Registrant filed a Current Report on Form 8-K with the Securities and Exchange Commission with respect to the sale of the stock of NPI, Inc. (Item 1, Change in Control).

                                  12 of 14


        CENTURY PROPERTIES FUND XVII - FORM 10-Q - SEPTEMBER 30, 1995

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


                               CENTURY PROPERTIES FUND XVII

                               By: FOX CAPITAL MANAGEMENT CORPORATION,
                                   A General Partner

                               /S/ ARTHUR N. QUELER

                               Secretary/Treasurer and Director
                               (Principal Financial Officer)

                                   13 of 14


        CENTURY PROPERTIES FUND XVII - FORM 10-Q - SEPTEMBER 30, 1995

                             EXHIBIT INDEX



Exhibit                                            Page No.

2.   NPI, Inc. Stock Purchase Agreement                 *
     dated August 17, 1995

* Incorporated by reference to Exhibit 2 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 24, 1995.

                               14 of 14