Form 10-K405
period 1995-12-31
CENTURY PROPERTIES FUND XVII
filed 1996-03-29
CIK 356472

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K
(Mark One)

 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1995, or

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________________ to ________________
         Commission file number 0-11137

                          CENTURY PROPERTIES FUND XVII
             (Exact name of Registrant as specified in its charter)

              CALIFORNIA                                 94-2782037
---------------------------------------     ------------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

   One Insignia Plaza, P.O. Box 1089
      Greenville, South Carolina                           29602
---------------------------------------     ------------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:  (864) 239-1000

          Securities registered pursuant to Section 12(b) of the Act:
                                      None

          Securities registered pursuant to Section 12(g) of the Act:
                           Limited Partnership Units

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes X    No ____

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

      No market for the Limited Partnership Units exists and therefore a market value for such Units cannot readily be determined.


                  DOCUMENTS INCORPORATED HEREIN BY REFERENCE:

         Prospectus of Registrant dated March 29, 1982, and thereafter supplemented incorporated in Parts I and IV.



                         CENTURY PROPERTIES FUND XVII
                            (A limited partnership)

                                    PART I

Item 1.   Business.

         Century Properties Fund XVII (the "Registrant") was organized in November 1981 as a California limited partnership under the Uniform Limited Partnership Act of the California Corporations Code. Fox Partners, a California general partnership, is the general partner of the Registrant. The general partners of Fox Partners are Fox Capital Management Corporation (the "Managing General Partner"), a California corporation, Fox Realty Investors ("FRI"), a California general partnership, and Fox Partners 82, a California general partnership.

         The Registrant's Registration Statement, filed pursuant to the Securities Act of 1933 (No. 2-75411), was declared effective by the Securities and Exchange Commission ("Commission") on March 29, 1982. Registrant marketed its securities pursuant to its Prospectus dated March 29, 1982, and thereafter supplemented (hereinafter the "Prospectus"). The Prospectus was filed with the Commission pursuant to Rule 424(b) of the Securities Act of 1933.

         The principal business of the Registrant is and has been to acquire, hold for investment and ultimately sell income-producing multi-family residential property. The Registrant is a "closed" limited partnership real estate syndicate. For a further description of the business of the Registrant, see the sections entitled "Risk Factors" and "Investment Objectives and Policies" of the Prospectus.

         From March 1982 through October 1982 the Registrant offered and sold $75,000,000 in Limited Partnership Units. The net proceeds of this offering were used to purchase twelve multi-family residential properties or interests therein, one of which was owned by a joint venture in which the Registrant had a 50 percent interest. In January 1984, the Registrant acquired its joint venture partner's interest in this property. The Registrant's original property portfolio was geographically diversified with properties acquired in four states. Since 1982, the principal activity of the Registrant has been managing its portfolio. Three apartment properties were sold in 1988. One apartment property was acquired by the lender through a deed-in-lieu of foreclosure in 1992. During 1993 two apartment properties were sold and one was acquired by the lender through foreclosure. See "Item 2, Properties" for a description of the Registrant's properties.

         The Registrant is involved in only one industry segment, as described above. The business of the Registrant is not seasonal. The Registrant does not engage in any foreign operations or derive revenues from foreign sources.

         Both the income and the expenses of operating the properties owned by the Registrant are subject to factors outside the Registrant's control, such as oversupply of similar rental facilities resulting from overbuilding, increases in unemployment or population shifts, changes in zoning laws or changes in patterns or needs of the users. Expenses, such as local real estate taxes and management expenses, are subject to change and cannot always be reflected in rental increases due to market conditions or existing leases. The profitability and marketability of developed real property may be adversely affected by changes in general and local economic conditions and in prevailing interest rates. Favorable changes in such factors will not necessarily enhance the profitability or marketability of such properties. Even under the most favorable market conditions there is no guarantee that any property owned by the Registrant can be sold or, if sold, that such sale could be made upon favorable terms.

         It is possible that legislation on the state or local level may be enacted in the states where the Registrant's properties are located which may include some form of rent control. There have been, and it is possible there may be other, Federal, state and local legislation and regulations enacted relating to the protection of the environment. The Managing General Partner is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which the occurrence of such events might adversely affect the properties still owned by the Registrant.

         The Registrant monitors its properties for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases, environmental testing has been performed which resulted in no material adverse conditions or liabilities. In no case has the Registrant received notice that it is a potentially responsible party with respect to an environmental clean up site.

         The Registrant maintains property and liability insurance on the properties and believes such coverage to be adequate.

         At this time, it appears that the original investment objective of capital growth from the inception of the Registrant will not be attained and that investors will not receive a return of all their invested capital. The extent to which invested capital is returned to investors is dependent upon the success of the Registrant's strategy as set forth in "Item 7" as well as upon significant improvement in the performance of the Registrant's remaining properties and the markets in which such properties are located and on the sales price of the remaining properties. In this regard, it is anticipated at this time that some of the remaining properties will be held longer than originally expected. The ability to hold and operate these properties is dependent on the Registrant's ability to obtain additional financing, refinancing or debt restructuring as required.

Property Matters

         Village in the Woods - On August 3, 1995, the Registrant paid $910,000 to satisfy in full the $1,039,000 second mortgage encumbering the Village in the Woods Apartments at a discount. The Registrant recognized an extraordinary gain on extinguishment of debt of $129,000 during the third quarter of 1995.

Employees

         Services are performed for the Registrant at its remaining properties by on-site personnel all of whom are employees of NPI-AP Management, L.P. ("NPI-AP"), an affiliate of the Managing General Partner, which directly manages the Registrant's remaining properties. All payroll and associated expenses of such on-site personnel are fully reimbursed by the Registrant to NPI-AP. Pursuant to a management agreement, NPI-AP provides certain property management services to the Registrant in addition to providing on-site management.

Change in Control

         From March 1988 through December 1993, the Registrant's affairs were managed by Metric Management, Inc. ("MMI") or a predecessor. On December 16, 1993, the services agreement with MMI was modified and, as a result thereof, the Managing General Partner began directly providing real estate advisory and asset management services to the Registrant. As advisor, such affiliate provides all partnership accounting and administrative services, investment management, and supervisory services over property management and leasing.

         On December 6, 1993, the shareholders of the Managing General Partner entered into a Voting Trust Agreement with NPI Equity Investments II, Inc. ("NPI Equity II") pursuant to which NPI Equity II was granted the right to vote 100% of the outstanding stock of the Managing General Partner. In addition, NPI Equity II became the managing partner of FRI. As a result, NPI Equity II indirectly became responsible for the operation and management of the business and affairs of the Registrant and the other investment partnerships originally sponsored by the Managing General Partner and/or FRI. The individuals who had served previously as partners of FRI and as officers and directors of the Managing General Partner contributed their general partnership interests in FRI to a newly formed limited partnership, Portfolio Realty Associates, L.P. ("PRA"), in exchange for limited partnership interests in PRA. The shareholders of the Managing General Partner and the prior partners of FRI, in their capacity as limited partners of PRA, continue to hold indirectly certain economic interests in the Registrant and such other investment limited partnerships, but have ceased to be responsible for the operation and management of the Registrant and such other partnerships.

         On August 10, 1994, an affiliate of Apollo Real Estate Advisors, L.P. ("Apollo") obtained general and limited partnership interests in NPI-AP.

         On October 12, 1994, Apollo acquired one-third of the stock of National Property Investors, Inc., ("NPI") the parent corporation of NPI Equity II. Pursuant to the terms of the stock acquisition, Apollo was entitled to designate three of the seven directors of the Managing General Partner and NPI Equity II. In addition, the approval of certain major actions on behalf of the Registrant required the affirmative vote of at least five directors of the Managing General Partner.

         On August 17, 1995, the stockholders of NPI entered into an agreement to sell to IFGP Corporation, a Delaware corporation, an affiliate of Insignia Financial Group, Inc., a Delaware corporation ("Insignia"), all of the issued and outstanding common stock of NPI, for an aggregate purchase price of $1,000,000. NPI is the sole shareholder of NPI Equity II, the general partner of FRI, and the entity which controls the Managing General Partner. The closing of the transactions contemplated by the above mentioned agreement (the "Closing") occurred on January 19, 1996.

         Upon the Closing, the officers and directors of NPI, NPI Equity II and the Managing General Partner resigned and IFGP Corporation caused new officers and directors of each of those entities to be elected. See "Item 10, Directors and Executive Officers of the Registrant."

The Tender Offer

         On October 12, 1994, affiliates of Apollo acquired (i) one-third of the stock of the respective general partners of DeForest Ventures I L.P. ("DeForest I") and DeForest Ventures II L.P. and (ii) an additional equity interest in NPI-AP (bringing its total equity interest in such entity to one-third). NPI-AP is a limited partner of DeForest I which was formed for the purpose of making tender offers for limited partnership units in the Registrant as well as 11 affiliated limited partnerships.

         On January 19, 1996, DeForest I and certain of its affiliates sold all of its interest in the Registrant to Insignia NPI L.L.C. ("Insignia LLC"), an affiliate of Insignia. Pursuant to a Schedule 13-D filed by Insignia LLC with the Securities and Exchange Commission, Insignia LLC acquired 25,710.5 limited partnership units or approximately 34% of the total limited partnership units of the Registrant. (See "Item 12, Security Ownership of Certain Beneficial Owners and Management.")

Competition

         The Registrant is affected by and subject to the general competitive conditions of the residential real estate industry. Many of the Registrant's properties which are or were located in oil industry dependent and other weakened markets have been adversely affected by economic conditions in these markets. In addition, each of the Registrant's properties competes in an area which normally contains numerous other multi-family residential properties which may be considered competitive.



Item 2.   Properties.

         A description of the multi-family residential properties in which the Registrant has an ownership interest is as follows:

                                       Date of
Name and Location                      Purchase             Size
-----------------                      --------             ----
Cherry Creek Gardens Apartments         09/82             296 units
   9959 East Peakview Avenue
   Englewood, Colorado

Creekside Apartments                    10/82             328 units
   5250 Cherry Creek South Drive
   Denver, Colorado

The Lodge Apartments                    10/82             376 units
   8405 East Hampden Avenue
   Denver, Colorado

The Village in the Woods Apartments     10/82             530 units
   11800 Grant Road
   Cypress, Texas

Cooper's Pond Apartments                03/83             463 units
   6225 North Dale Mabry Highway
   Tampa, Florida

         All of the Registrant's properties are owned in fee. However, The Village in the Woods Apartments was owned by a general partnership in which the Registrant held a 50 percent interest until January 1984, when the Registrant acquired the joint venture partner's interest. See Item 8, "Consolidated Financial Statements and Supplementary Data" for information regarding any encumbrances to which the properties of the Registrant are subject.

         The following chart sets forth the occupancy rates at December 31, 1995, 1994, 1993, 1992 and 1991 for the Registrant's remaining properties:

                               OCCUPANCY SUMMARY

                                                  Average
                                              Occupancy Rate (%)
                                             for the Year Ended
                                                December 31,
                                       --------------------------------
                                       1995   1994   1993   1992   1991
                                       ----   ----   ----   ----   ----
Cherry Creek Gardens Apartments         96      98    97     96     96
Creekside Apartments                    97      97    97     95     97
The Lodge Apartments                    97      97    95     95     96
The Village in the Woods Apartments     94      93    93     90     93
Cooper's Pond Apartments                93      94    88     90     88



Item 3.   Legal Proceedings.

         Lawrence M. Whiteside, on behalf of himself and all others similarly situated, v. Fox Capital Management Corporation et, al., Superior Court of the State of California, San Mateo County, Case No. 390018. ("Whiteside")

         Bonnie L. Ruben and Sidney Finkel, on behalf of themselves and all others similarly situated, v. DeForest Ventures I L.P., DeForest Capital I Corporation, MRI Business Properties Fund, Ltd. II, MRI Business Properties Fund, Ltd. III, NPI Equity Investments II, Inc., Montgomery Realty Company-84, MRI Associates, Ltd. II, Montgomery Realty Company-85 and MRI Associates, Ltd. III, United States District Court, Northern District of Georgia, Atlanta Division("Ruben").

         Roger L. Vernon, individually and on behalf of all similarly situated persons v. DeForest Ventures I L.P. et. al., Circuit Court of Cook County, County Departments, Chancery Division, Case No. 94CH0100592. ("Vernon")

         James Andrews, et al., on behalf of themselves and all others similarly situated v. Fox Capital Management Corporation, et al., United States District Court, Northern District of Georgia, Atlanta Division, Case No.
1-94-CV-3351-JEC. ("Andrews")

         In the fourth quarter of fiscal 1994, limited partners in certain limited partnerships affiliated with the Registrant, commenced actions against, among others, the Managing General Partner. The actions alleged, among other things, that the tender offers made by DeForest Ventures I L.P. ("DeForest I") and DeForest Ventures II L.P. ("DeForest II") in October 1994 constituted (a) a breach of the fiduciary duty owed by the Managing General Partner to the limited partners of the Registrant, and (b) a breach of, and an inducement to breach, the provisions of the Partnership Agreement of the Registrant. The actions, which had been brought as class actions on behalf of limited partners sought monetary damages in an unspecified amount and, in the Whiteside action, to enjoin the tender offers. The temporary restraining order sought in the Whiteside action was denied by the court on November 3, 1994, and on November 18, 1994, the court denied Whiteside a preliminary injunction.

         On March 16, 1995, the United States Court for the Northern District of Georgia, Atlanta, Division, entered an order which granted preliminary approval to a settlement agreement (the "Settlement Agreement") in the Ruben and Andrews actions, conditionally certified two classes for purpose of settlement, and authorized the parties to give notice to the classes of the terms of the proposed settlement. Plaintiffs counsel in the Vernon and Whiteside action joined in the Settlement Agreement as well. The Settlement Agreement received final approval on May 19, 1995 and the actions were dismissed subject to satisfaction of the terms of the Settlement Agreement. The two certified classes constituted all limited partners of the Registrant and the eighteen other affiliated partnerships who either tendered their units in connection with the October tender offers or continued to hold their units in the Registrant and the other affiliated partnerships. Pursuant to the terms of the Settlement Agreement, which were described in the notice sent to the class members in March 1995, (and more fully described in the Amended Stipulation of Settlement submitted in the court on March 14, 1995) all claims which either were made or could have been asserted in any of the class actions would be dismissed with prejudice and/or released. In consideration for the dismissal and/or release of such claims, among other things, DeForest I paid to each unit holder who tendered their units in the Registrant an amount equal to 15% of the original tender offer price less attorney's fees and expenses. In addition, DeForest I commenced a second tender offer on June 2, 1995 for an aggregate number of units of the Registrant (including the units purchased in the initial tender) constituting up to 49% of the total number of units of the Registrant at a price equal to the initial tender price plus 15% less attorney's fees and expenses. Furthermore, under the terms of the Settlement Agreement, the Managing General Partner agreed, among other things, to provide the Registrant a credit line of $150,000 per property which would bear interest at the lesser of the prime rate plus 1% and the rate permitted under the partnership agreement of the Registrant. The second tender offer closed on June 30, 1995.


Item 4.   Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of security holders during the period covered by this Report.



                                    PART II

Item 5.   Market for the Registrant's Equity and Related Security
          Holder Matters.

         The Limited Partnership Unit holders are entitled to certain distributions as provided in the Partnership Agreement. No market for Limited Partnership Units exists, nor is any expected to develop. As of March 1, 1996, unit holders have received distributions from operations of $70 to $88 for each original $1,000 contribution.

         No distributions from operations were made during the years ended December 31, 1995 and 1994. See "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the Registrant's financial ability to make distributions.

         As of March 1, 1996, the approximate number of holders of Limited Partnership Units was 5,834.


Item 6.   Selected Financial Data.

         The following represents selected financial data for the Registrant for the years ended December 31, 1995, 1994, 1993, 1992 and 1991. The data should be read in conjunction with the consolidated financial statements included elsewhere herein. This data is not covered by the independent auditors' report.


                                          For the Year Ended December 31,
                                   --------------------------------------------
                                     1995     1994      1993     1992     1991
                                   -------  -------   -------  -------  -------
                                    (Amounts in thousands except per unit data)

TOTAL REVENUES                     $12,008  $11,355   $12,909  $13,272  $13,314
                                   =======  =======   =======  =======  =======
LOSS BEFORE EXTRAORDINARY ITEM     $  (474) $  (437)  $(2,445) $(3,592) $(4,278)
EXTRAORDINARY ITEM                     129        -     3,813        -        -
                                   -------  -------   -------  -------  -------
NET INCOME (LOSS)                  $  (345) $  (437)  $ 1,368  $(3,592) $(4,278)
                                   =======  =======   =======  =======  =======
NET INCOME (LOSS) PER LIMITED
 PARTNERSHIP UNIT(1):
(Loss) before extraordinary item   $ (5.57) $ (5.13)  $(28.76) $(42.24) $(50.31)
Extraordinary items                   1.52        -     44.85        -        -
                                   -------  -------   -------  -------  -------
NET INCOME (LOSS)                  $ (4.05) $ (5.13)  $ 16.09  $(42.24) $(50.31)
                                   =======  =======   =======  =======  =======
TOTAL ASSETS                       $43,075  $44,041   $44,040  $54,764  $63,701
                                   =======  =======   =======  =======  =======
LONG-TERM OBLIGATIONS:
 Notes payable                     $35,537  $35,800   $35,363  $45,759  $50,560
                                   =======  =======   =======  =======  =======


(1) $1,000 original contribution per unit, based on units outstanding during the year after giving effect to the allocation of net loss to the general partner.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

         The Registrant holds investments in and operates residential real estate properties, with apartments leased to tenants subject to leases of up to one year. The properties are located in Colorado, Florida and Texas. The Registrant receives rental income from its properties and is responsible for operating expenses, administrative expenses, capital improvements and debt service payments. As of March 1, 1996, seven of the twelve properties originally purchased by the Registrant were sold or otherwise disposed.

         The Registrant uses working capital reserves provided from any undistributed cash flow from operations, sales and refinancing proceeds as its primary source of liquidity. For the long term, cash from operations will remain the Registrant's primary source of liquidity. There have been no distributions since 1985. All of the Registrant's properties (except for Cooper's Pond) experienced positive cash flow during the year ended December 31, 1995. The Managing General Partner is currently evaluating the cash needs of the Registrant in order to determine whether any cash distributions from operations can be made in the near future.

         The level of liquidity based upon cash and cash equivalents experienced a $1,474,000 increase at December 31, 1995, as compared to 1994. The Registrant's $2,703,000 of cash from operating activities and $68,000 of net cash provided by investing activities was partially offset by $1,297,000 of cash used in financing activities. Cash provided by operations improved at December 31, 1995, as compared to 1994, primarily due to improved operations at all of the Registrant's properties except for Cooper's Pond. Cash provided by investing activities consisted of $760,000 received from a reserve for capital improvements as reimbursement for the Registrant's prior year real estate improvements. The Registrant also spent $692,000 for real estate improvements during the year ended December 31, 1995. Cash used in financing activities consisted of $910,000 paid in satisfaction of a mortgage payable at a discount and $387,000 of notes payable principal payments. The Registrant currently has $836,000 in reserves which it anticipates will be used for capital improvements in 1996. All other increases (decreases) in certain assets and liabilities are the result of the timing of receipt and payment of various operating activities.

         On August 3, 1995, the Registrant paid $910,000 to satisfy in full the $1,039,000 second mortgage encumbering The Village in the Woods Apartments at a discount. The Registrant recognized an extraordinary gain on extinguishment of debt of $129,000 during 1995.

         Working capital reserves are primarily invested in repurchase agreements secured by United States Treasury obligations. The Managing General Partner believes that, if market conditions remain relatively stable, cash flow from operations, when combined with working capital reserves, will be sufficient to fund required capital improvements and regular debt service payments for the next twelve months and the foreseeable future. The Registrant has balloon payments due in 1999 and 2000 totaling $10,896,000 and $24,667,000, respectively. Although the Managing General Partner is confident that all mortgages can be refinanced or extended, if the mortgages are not extended, or refinanced, or the properties not sold, the properties could be lost through foreclosure.

         As required by the terms of the settlement of the actions brought against, among others, DeForest Ventures I L.P. ("DeForest I") relating to the tender offer made by DeForest I in October 1994 (the "First Tender Offer") for units of limited partnership interest in the Registrant and certain affiliated partnerships, DeForest I commenced a second tender offer (the "Second Tender Offer") on June 2, 1995 for units of limited partnership interest in the Registrant. Pursuant to the Second Tender Offer, DeForest I acquired an additional 3,861 units of the Registrant which, when added to the units acquired during the First Tender Offer, represents approximately 34% of the total number of outstanding units of the Registrant. Also in connection with the settlement, an affiliate of the Managing General Partner has made available to the Registrant a credit line of up to $150,000 per property owned by the Registrant. The Registrant has no outstanding amounts due under this line of credit. Based on present plans, the Managing General Partner does not anticipate the need to borrow in the near future. Other than cash and cash equivalents, the line of credit is the Registrant's only unused source of liquidity.

         On January 19, 1996, the stockholders of NPI, the sole shareholder of NPI Equity II, sold to IFGP Corporation all of the issued and outstanding stock of NPI. In addition, an affiliate of Insignia purchased the limited partnership units held by DeForest I and certain of its affiliates. IFGP Corporation caused new officers and directors of NPI Equity II and the Managing General Partner to be elected. The Managing General Partner does not believe these transactions will have a significant effect on the Registrant's liquidity or results of operations. See "Item 1 Business-Change in Control".

         At this time, it appears that the original investment objective of capital growth from inception of the Registrant will not be attained and that investors will not receive a return of all of their invested capital. The extent to which invested capital is returned to investors is dependent upon the performance of the Registrant's properties and the markets in which such properties are located and on the sales price of the remaining properties. In this regard, all of the remaining properties have been held longer than originally expected. The ability to hold and operate these properties is dependent on the Registrant's ability to obtain refinancing or debt modification as required.

Real Estate Market

         The business in which the Registrant is engaged is highly competitive, and the Registrant is not a significant factor in its industry. Each investment property is located in or near a major urban area and, accordingly, competes for rentals not only with similar properties in its immediate area but with hundreds of similar properties throughout the urban area. Such competition is primarily on the basis of location, rents, services and amenities. In addition, the

Registrant competes with significant numbers of individuals and organizations (including similar partnerships, real estate investment trusts and financial institutions) with respect to the sale of improved real properties, primarily on the basis of the prices and terms of such transactions.

Results of Operation

1995 Compared to 1994

         Net loss, before the extraordinary gain on extinguishment of debt, increased by $37,000 for the year ended December 31, 1995, as compared to 1994, due to an increase in expenses of $690,000, which was offset by an increase in revenues of $653,000. Net loss, before extraordinary gain on extinguishment of debt, increased primarily due to the amortization of deferred debt discount, which was offset by improved operations at all of the Registrant's properties, except for Cooper's Pond Apartments.

         Revenues increased by $653,000 for the year ended December 31, 1995, as compared to 1994, due to increases in rental revenue of $644,000 and interest income of $9,000. Rental revenue increased primarily due to an increase in rental rates at all of the Registrant's properties, which was slightly offset by an increase in concessions at Village in the Woods Apartments. Occupancy remained relatively stable at all of the Registrant's properties. Interest income remained relatively constant.

         Expenses increased by $690,000 for the year ended December 31, 1995, as compared to 1994, due to increases in interest expense of $241,000, operating expenses of $522,000 and depreciation expense of $71,000, which were only partially offset by a decrease in general and administrative expenses of $144,000. Interest expense increased due to the amortization of the deferred debt discount, which was partially offset by the prepayment of the second mortgage encumbering Village in the Woods Apartments in August 1995 and the amortization of mortgage principal balances. Operating expenses increased due to an increase in maintenance at all of the Registrant's properties. Depreciation expense increased due to the effect of the prior years fixed asset additions. General and administrative expenses decreased due to a reduction in asset management costs, effective July 1, 1994.

1994 Compared to 1993

         Net loss, before the extraordinary gain on extinguishment of debt, decreased by $2,008,000 for the year ended December 31, 1994, as compared to 1993, due to a decrease in revenues of $1,554,000 and expenses of $3,562,000. Net loss decreased primarily due to the provision for impairment of value during 1993, the disposition of Inwood Grove Apartments in December 1993, Treehouse Apartments in August 1993, The Lakes Apartments in July 1993 and improved operations at all of the Registrant's remaining properties except for Cherry Creek Gardens.

         Revenues decreased by $1,554,000 for the year ended December 31, 1994, as compared to 1993, due to the disposition of Inwood Grove Apartments, Treehouse Apartments and The Lakes Apartments. With respect to the remaining properties, rental revenue increased by $673,000.


         Rental revenue with respect to the remaining properties increased primarily due to an increase in rental rates at all of the Registrant's properties and an increase in occupancy at Cooper's Pond Apartments. Occupancy increased slightly at Lodge Apartments and remained relatively constant at Cherry Creek Gardens, Creekside Apartments and Village in the Woods Apartments. In addition, interest income increased by $12,000 primarily due to the receipt in July 1994 of interest income relating to the release of escrow funds from the sale of The Lakes Apartments in 1993.

         Expenses decreased by $3,562,000 for the year ended December 31, 1994, as compared to 1993, primarily due to the disposition of Inwood Grove Apartments, Treehouse Apartments and The Lakes Apartments. With respect to the remaining properties, expenses decreased as the increases in operating expenses of $837,000 and depreciation expense of $285,000 were more than offset by decreases in interest expense of $400,000 and the provision for impairment of value of $1,430,000 on Cooper's Pond Apartments, which was recognized in the prior year. Operating expenses increased at the remaining properties primarily due to an increase in exterior painting at all of the Registrant's properties, (except for Coopers Pond Apartments) and due to continuing deferred maintenance at all of the Registrant's properties except for Village in the Woods. Depreciation expense increased due to the effect of fixed asset additions during 1993 and 1994. The decrease in interest expense was primarily attributable to the lower interest rates obtained on mortgage refinancings during 1993 and the amortization of the mortgage principal balances during 1993. In addition, general and administrative expenses decreased by $91,000 due to a reduction in asset management costs, effective July 1, 1994, which was partially offset by costs associated with the management transition.


Item 8.   Consolidated Financial Statements and Supplementary Data.

                         CENTURY PROPERTIES FUND XVII
                            (A Limited Partnership)

                       CONSOLIDATED FINANCIAL STATEMENTS

                         YEAR ENDED DECEMBER 31, 1995

                                     INDEX
                                                                          Page

Independent Auditors' Reports............................................ F - 2
Consolidated Financial Statements:
     Balance Sheets at December 31, 1995 and 1994........................ F - 4
     Statements of Operations for the Years Ended December 31, 1995,
       1994 and 1993..................................................... F - 5
     Statements of Partners' Equity for the Years Ended
       December 31, 1995, 1994 and 1993.................................. F - 6
     Statements of Cash Flows for the Years Ended December 31, 1995,
       1994 and 1993..................................................... F - 7
     Notes to Consolidated Financial Statements.......................... F - 8
Financial Statement Schedule:
     Schedule III     -    Real Estate and Accumulated Depreciation at
       December 31, 1995................................................. F -16

Consolidated financial statements and financial statement schedules not included have been omitted because of the absence of conditions under which they are required or because the information is included elsewhere in the consolidated financial statements.



To the Partners
Century Properties Fund XVII
Greenville, South Carolina


                         Independent Auditors' Report

We have audited the accompanying consolidated balance sheets of Century Properties Fund XVII, (a limited partnership) (the "Partnership") and its wholly owned subsidiaries as of December 31, 1995 and 1994 and the related consolidated statements of operations, partners' equity and cash flows for the years then ended. Our audits also included the additional information supplied pursuant to
Item 14(a)(2). These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Properties Fund XVII and its subsidiaries as of December 31, 1995 and 1994 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                 Imowitz Koenig & Co., LLP

                                                 Certified Public Accountants

New York, N.Y.
January 26, 1996


INDEPENDENT AUDITORS' REPORT


Century Properties Fund XVII:

We have audited the accompanying consolidated statements of operations, partners' equity and cash flows of Century Properties Fund XVII (a limited partnership) (the "Partnership") and its wholly-owned subsidiaries for the year ended December 31, 1993. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Partnership and its wholly-owned subsidiaries for the year ended December 31, 1993 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP



San Francisco, California
March 18, 1994


                         CENTURY PROPERTIES FUND XVII
                            (A Limited Partnership)

                          CONSOLIDATED BALANCE SHEETS

                                                    DECEMBER 31,
                                          ------------------------------
                                                1995             1994
                                          ------------      ------------
ASSETS

Cash and cash equivalents                 $  2,623,000      $  1,149,000
Reserve for capital improvements               836,000         1,596,000
Other assets                                   928,000         1,164,000

Real Estate:

   Real Estate                              65,648,000        64,917,000
   Accumulated depreciation                (26,013,000)      (23,970,000)
   Allowance for impairment of value        (1,430,000)       (1,430,000)
                                          ------------      ------------
Real estate, net                            38,205,000        39,517,000

Deferred financing costs, net                  483,000           615,000
                                          ------------      ------------
   Total assets                           $ 43,075,000      $ 44,041,000
                                          ============      ============
LIABILITIES AND PARTNERS' EQUITY

Accrued expenses and other liabilities    $    678,000      $  1,036,000
Notes payable                               35,537,000        35,800,000
                                          ------------      ------------
   Total liabilities                        36,215,000        36,836,000
                                          ------------      ------------
Partners' Equity (Deficit):

   General partners                         (6,922,000)       (6,881,000)
   Limited partners (75,000 units
     outstanding at December 31,
     1995 and 1994)                         13,782,000        14,086,000
                                          ------------      ------------
     Total partners' equity                  6,860,000         7,205,000
                                          ------------      ------------
     Total liabilities and partners'
       equity                             $ 43,075,000      $ 44,041,000
                                          ============      ============

                See notes to consolidated financial statements.


                         CENTURY PROPERTIES FUND XVII
                            (A Limited Partnership)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                YEARS ENDED DECEMBER 31,
                                        ---------------------------------------
                                            1995         1994           1993
                                        -----------   -----------   -----------
Revenues:
      Rental                            $11,874,000   $11,230,000   $12,651,000
      Interest income                       134,000       125,000       113,000
      Gain on property disposition                -             -       145,000
                                        -----------   -----------   -----------
      Total revenues                     12,008,000    11,355,000    12,909,000
                                        -----------   -----------   -----------
Expenses (including $1,180,000 and
  $655,000 paid to the general
  partners and affiliates in
  1995 and 1994):
      Operating                           6,672,000     6,150,000     6,691,000
      Interest                            3,524,000     3,283,000     4,778,000
      Depreciation                        2,043,000     1,972,000     1,977,000
      General and administrative            243,000       387,000       478,000
      Provision for impairment of value           -             -     1,430,000
                                        -----------   -----------   -----------
      Total expenses                     12,482,000    11,792,000    15,354,000
                                        -----------   -----------   -----------
Loss before extraordinary item             (474,000)     (437,000)   (2,445,000)

Extraordinary item:
      Gain on extinguishment of debt        129,000             -     3,813,000
                                        -----------   -----------   -----------
Net (loss) income                       $  (345,000)  $  (437,000)  $ 1,368,000
                                        ===========   ===========   ===========
Net (loss) income per limited
  partnership unit:

      Loss before extraordinary item      $   (5.57)  $     (5.13)  $    (28.76)

      Extraordinary item                       1.52             -         44.85
                                        -----------   -----------   -----------
      Net (loss) income                   $   (4.05)  $     (5.13)  $     16.09
                                        ===========   ===========   ===========

                See notes to consolidated financial statements.


                         CENTURY PROPERTIES FUND XVII
                            (A Limited Partnership)

                  CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY

                 YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                    General         Limited            Total
                                   partners'        partners'        partners'
                                   (deficit)         equity           equity
                                  -----------      -----------     -----------
Balance - January 1, 1993         $(6,990,000      $13,264,000     $ 6,274,000
  Loss before extraordinary item     (288,000)      (2,157,000)     (2,445,000)

  Extraordinary item - Gain on
    extinguishment of debt            449,000        3,364,000       3,813,000
                                  -----------      -----------     -----------
Balance - December 31, 1993        (6,829,000)      14,471,000       7,642,000

  Net loss                            (52,000)        (385,000)       (437,000)
                                  -----------      -----------     -----------
Balance - December 31, 1994        (6,881,000)      14,086,000       7,205,000

  Loss before extraordinary item      (56,000)        (418,000)       (474,000)

  Extraordinary item - Gain on
    extinguishment of debt             15,000          114,000         129,000
                                  -----------      -----------     -----------
Balance - December 31, 1995       $(6,922,000)     $13,782,000     $ 6,860,000
                                  ===========      ===========     ===========

                See notes to consolidated financial statements.



                         CENTURY PROPERTIES FUND XVII
                            (A Limited Partnership)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  YEARS ENDED DECEMBER 31,
                                         --------------------------------------
                                              1995         1994         1993
                                         -----------  -----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                        $  (345,000) $  (437,000) $  1,368,000
Adjustments to reconcile net (loss)
  income to net cash provided by
  operating activities:
    Depreciation and amortization          3,299,000    2,924,000     3,138,000
    Provision for impairment of value              -            -     1,430,000
    Gain on extinguishment of debt          (129,000)           -    (3,813,000)
    Gain on property disposition                   -            -      (145,000)
    Financing costs paid                           -            -      (499,000)
    Changes in operating assets and
      liabilities:
      Other assets                           236,000     (328,000)     (236,000)
      Accrued expenses and other
        liabilites                          (358,000)       1,000       254,000
                                         -----------  -----------  ------------
Net cash provided by operating
  activities                               2,703,000    2,160,000     1,497,000
                                         -----------  -----------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Property sales expenses paid                       -            -      (225,000)
Proceeds from disposition of real estate           -            -     4,800,000
Additions to real estate                    (692,000)  (2,238,000)   (1,191,000)
Reserve for capital improvements             760,000       73,000    (1,669,000)
                                         -----------  -----------  ------------
Net cash provided by (used in) investing
  activities                                  68,000   (2,165,000)    1,715,000
                                         -----------  -----------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Satisfaction of note payable                (910,000)           -             -
Notes payable proceeds                             -            -    11,615,000
Notes payable principal payments            (387,000)    (357,000)  (14,421,000)
                                         -----------  -----------  ------------
Net cash (used in) financing activities   (1,297,000)    (357,000)   (2,806,000)
                                         -----------  -----------  ------------
Increase (Decrease) in Cash and Cash
  Equivalents                              1,474,000     (362,000)      406,000

Cash and Cash Equivalents at Beginning
  of Year                                  1,149,000    1,511,000     1,105,000
                                         -----------  -----------  ------------
Cash and Cash Equivalents at End of Year $ 2,623,000  $ 1,149,000  $  1,511,000
                                         ===========  ===========  ============
Supplemental Disclosure of Cash Flow

  Information:
    Interest paid in cash during the
    year                                 $ 2,268,000  $ 2,330,000  $  3,161,000
                                         ===========  ===========  ============
Supplemental Disclosure of Non-Cash
  Investing and Financing Activities:
    Additions to real estate funded by
    notes payable                        $    39,000  $         -  $          -
                                         ===========  ===========  ============
Gain on extinguishment of debt in 1995
  and 1993 - See Notes 5 and 7.
Disposition of rental properties in
  1993 - See Note 7.
Amortization of deferred debt discount -
  See Note 5.

                See notes to consolidated financial statements.



                         CENTURY PROPERTIES FUND XVII
                            (A Limited Partnership)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

1.     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Organization

       Century Properties Fund XVII (the "Partnership") is a limited partnership organized under the laws of the State of California to acquire, hold for investment, and ultimately sell income-producing real estate. The Partnership currently owns five residential apartment complexes of which three are located in Colorado, and one each in Florida and Texas. The general partner of the Partnership is Fox Partners, a California general partnership. The general partners of Fox Partners are Fox Capital Management Corporation ("FCMC"), a California corporation, Fox Realty Investors ("FRI"), a California general partnership, and Fox Partners 82, a California general partnership. The capital contributions of $75,000,000 ($1,000 per unit) were made by the limited partners, including 100 Limited Partnership Units purchased by FCMC.

       On December 6, 1993, the shareholders of FCMC entered into a Voting Trust Agreement with NPI Equity Investments II, Inc. ("NPI Equity" or the "Managing General Partner") pursuant to which NPI Equity was granted the right to vote 100 percent of the outstanding stock of FCMC and NPI Equity became the Managing General Partner of FRI. As a result, NPI Equity became responsible for the operation and management of the business and affairs of the Partnership and the other investment partnerships originally sponsored by FCMC and/or FRI. NPI Equity is a wholly-owned subsidiary of National Property Investors, Inc. ("NPI, Inc."). The shareholders of FCMC and the partners in FRI retain indirect economic interests in the Partnership and such other investment limited partnerships, but have ceased to be responsible for the operation and management of the Partnership and such other partnerships.

       In October 1994, DeForest Ventures I L.P. ("DeForest I") made a tender offer for limited partnership interests in the partnership, as well as eleven affiliated limited partnerships. DeForest Ventures II, L.P. ("DeForest II") made tender offers for limited partnership interests in seven affiliated limited partnerships. Shareholders who controlled DeForest Capital I Corporation, the sole general partner of DeForest I, also controlled NPI, Inc. As of December 31, 1995, DeForest I had acquired approximately 34% of total limited partnership units of the Partnership (see Note 9).

       On January 19, 1996, the stockholders of NPI, Inc. sold all of the issued and outstanding stock of NPI, Inc. to an affiliate of Insignia
       Financial Group, Inc. ("Insignia"). In addition, an affiliate of Insignia acquired the limited partnership interests of the Partnership held by DeForest I and certain of its affiliates (see Note 9).



                             CENTURY PROPERTIES FUND XVII
                               (A Limited Partnership)

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

1.     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       Consolidation

       The consolidated financial statements include the statements of the Partnership and its wholly-owned subsidiaries formed in 1991. All significant intercompany transactions and balances have been eliminated.

       Use of Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

       Fair Value of Financial Instruments

       In 1995, the Partnership implemented Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments," as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments," which requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, approximates its carrying balance.

       Cash and Cash Equivalents

       The Partnership considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.


                             CENTURY PROPERTIES FUND XVII
                               (A Limited Partnership)

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

1.     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       Concentration of Credit Risk

       The Partnership maintains cash balances at institutions insured up to $100,000 by the Federal Deposit Insurance Corporation. Balances in excess of $100,000 are usually invested in repurchase agreements, which are collateralized by United States Treasury obligations. Cash balances exceeded these insured levels during the year. At December 31, 1995, substantially all of the Partnership's cash was invested in overnight repurchase agreements, secured by United States Treasury obligations, which are included in cash and cash equivalents.

       Real Estate

       Real estate is stated at cost. Acquisition fees are capitalized as a cost of real estate. In 1995, the Partnership adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ", which requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the asset's carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The adoption of the SFAS had no effect on the Partnership's financial statements.

       Depreciation

       Depreciation is computed by the straight-line method over estimated useful lives currently ranging from 27.5 to 30 years for buildings and improvements and six to seven years for furnishings.

       Deferred Financing Costs

       Financing costs are deferred and amortized, as interest expense, over the lives of the related loans which range from three to nine years, or expensed, if financing is not obtained. As of December 31, 1995 and 1994, accumulated amortization amounted to $620,000 and $488,000, respectively.

       Net Income (Loss) Per Limited Partnership Unit

       The net income (loss) per limited partnership unit is computed by dividing net income (loss) allocated to the limited partners by 75,000 units outstanding.



                             CENTURY PROPERTIES FUND XVII
                               (A Limited Partnership)

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


1.     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       Income Taxes

       Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

       Reclassification

       Certain amounts from 1994 and 1993 have been reclassified to conform to the 1995 presentation.

2.     TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

       In accordance with the Partnership Agreement, the Partnership may be charged by the general partner and affiliates for services provided to the Partnership. From March 1988 to December 1992, such amounts were assigned pursuant to a services agreement by the general partner and affiliates to Metric Realty Services, L.P. ("MRS"), which performed partnership management and other services for the Partnership.

       On January 1, 1993, Metric Management, Inc. ("MMI"), successor to MRS, a company which is not affiliated with the general partner, commenced providing certain property and portfolio management services to the Partnership under a new services agreement. As provided in the new services agreement effective January 1, 1993, no reimbursements were made to the general partner and affiliates after December 31, 1992. Subsequent to December 31, 1992, reimbursements were made to MMI. On December 16, 1993, the services agreement with MMI was modified and, as a result thereof, NPI Equity began directly providing cash management and other Partnership services on various dates commencing December 23, 1993. On March 1, 1994, an affiliate of NPI Equity commenced providing certain property management services (see Notes 1 and 9). Related party expenses for the years ended December 31, 1995, 1994 and 1993 were as follows:

                                                  1995        1994       1993
                                                  ----        ----       ----

Property management fees                       $ 592,000   $ 466,000  $       -
Real estate tax reduction fees                    27,000           -          -
Reimbursement of administrative expenses:
  Partnership accounting and investor services   162,000     189,000          -
                                               ---------   ---------  ---------

  Total                                        $ 781,000   $ 655,000  $       -
                                               =========   =========  =========

       Property management fees and real estate tax reduction fees are included in operating expenses. Reimbursed expenses are primarily included in general and administrative expenses. In addition, approximately $399,000 of insurance premiums, which were paid to an affiliate of NPI Inc. under a master insurance policy arranged by such affiliate, are included in operating expenses for the year ended December 31, 1995.



                         CENTURY PROPERTIES FUND XVII
                            (A Limited Partnership)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

2.     TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES (Continued)

       In accordance with the partnership agreement, the general partner received a partnership management incentive allocation equal to ten percent of net and taxable income (loss) before gains on property dispositions. The general partner is also allocated its two percent continuing interest in the Partnership's net and taxable income (loss) after the preceding allocation. The general partner is also allocated gain on property dispositions to the extent it is entitled to receive distributions and then twelve percent of any remaining gain.

3.     RESERVE FOR CAPITAL IMPROVEMENTS

       As of December 31, 1995 and 1994, the reserve for capital improvements represents amounts held by lenders on Creekside, The Lodge, Coopers Pond and Cherry Creek Gardens to be used for capital improvements and repairs to the properties (see Note 5). These funds will be released to the Partnership as improvements and repairs are completed.

4.     REAL ESTATE

       Real estate, at December 31, 1995 and 1994, is summarized as follows:

                                                  1995             1994
                                               ----------         -------

       Land                                  $  7,237,000      $  7,237,000
       Buildings and improvements              52,679,000        52,349,000
       Furnishings                              5,732,000         5,331,000
                                             ------------      ------------
       Total                                   65,648,000        64,917,000
       Accumulated depreciation               (26,013,000)      (23,970,000)
       Allowance for impairment of value       (1,430,000)       (1,430,000)
                                             ------------      ------------

       Real Estate, Net                      $ 38,205,000      $ 39,517,000
                                             ============      ============

5.     NOTES PAYABLE

       Individual rental properties are pledged as collateral for the related notes payable. Interest rates on the notes currently range from 7.875 percent to 8.63 percent, not including one of the notes which has been discounted to yield interest at an annual rate of 10.25 percent. Amortization of discounted amounts was $1,124,000, $794,000 and $1,009,000 for 1995, 1994 and 1993, respectively.



                         CENTURY PROPERTIES FUND XVII
                            (A Limited Partnership)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

5.     NOTES PAYABLE (Continued)

       Principal payments at December 31, 1995, are required as follows:

                  1996                        $   391,000
                  1997                            423,000
                  1998                            458,000
                  1999                         11,199,000
                  2000                         24,780,000
                  Thereafter                    4,134,000
                  Unamortized discount         (5,848,000)
                                             ------------
                  Total                       $35,537,000
                                             ============

       Amortization of deferred financing costs totaled $132,000, $158,000 and $143,000 for 1995, 1994 and 1993, respectively.

       On August 3, 1995, the Partnership paid $910,000 to satisfy in full the $1,039,000 second mortgage encumbering The Village in the Woods Apartments at a discount. The debt forgiveness of $129,000 was recognized as an extraordinary item in 1995.

       In connection with the October 1993, debt modification agreements with the three lenders of the Cooper's Pond Apartments notes payable, the Partnership negotiated a discounted payoff of $250,000 on the $526,000 second loan on Phase I which was due in July 1995. The debt forgiveness of $276,000 was recognized as an extraordinary item in 1993.

6.     ALLOWANCE FOR IMPAIRMENT OF VALUE

       The Partnership determined that, based upon current economic conditions and projected operational cash flows, the recovery of the carrying value of Cooper's Pond Apartments, located in Tampa, Florida, was not likely. Accordingly, an allowance for impairment of value of $1,430,000 was recognized in 1993 to reduce the carrying value of the property to its estimated fair value. Carrying value includes the cost of the property less accumulated depreciation and deferred financing costs. Due to the current real estate market it is reasonably possible that the Partnership's estimate of fair value will change within the next year.

7.     PROPERTY DISPOSITIONS

       In June 1993, the Partnership sold The Lakes Apartments, located in Tucson, Arizona for $2,500,000. After payment of the existing loans of $2,291,000 and expenses of the sale of approximately $70,000, proceeds to the Partnership were approximately $139,000. The proceeds which were held back in escrow, were released and received by the Partnership in June 1994. The net loss on the sale was $404,000. An allowance for impairment of $438,000 was recognized in 1992 and an adjustment to the allowance was recognized as a gain on property disposition of $34,000 in 1993.


                         CENTURY PROPERTIES FUND XVII
                            (A Limited Partnership)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

7.     PROPERTY DISPOSITIONS (Continued)

       In August 1993, the Partnership sold Treehouse Apartments, located in Tampa, Florida for $2,400,000. As part of the sale, a portion of the existing loan in the amount of $1,991,000 was repaid at the time of sale. The lender forgave the remaining principal balance of $100,000. After payment of the existing loan and expenses of sale of $142,000, proceeds to the Partnership were approximately $267,000. At the date of sale, the carrying amount of land and improvements, net of the $785,000 provision for impairment of value recognized in 1992, was $2,147,000. The gain on sale, excluding the debt forgiveness of $100,000, was $111,000 and was recognized in 1993.

       In December 1993, the Partnership allowed Inwood Grove Apartments, located in Houston, Texas, to be acquired by the lender through foreclosure. Accordingly, the Partnership was relieved of the first notes payable totaling $8,235,000, $1,749,000 of accrued and unpaid interest and $200,000 in property taxes. The gain of $3,437,000 from debt extinguishment was recognized in 1993 as an extraordinary item.

8.     RECONCILIATION TO INCOME TAX METHOD OF ACCOUNTING

       The differences between the accrual method of accounting for income tax reporting and the accrual method of accounting used in the consolidated financial statements are as follows:

                                             1995          1994         1993
                                             ----          ----         ----
Net (loss) income - financial statements $ (345,000)  $  (437,000)  $ 1,368,000
  Differences resulted from:
  Provision for impairment of value               -             -     1,430,000
  Depreciation and amortization            (994,000)   (1,028,000)   (1,557,000)
  Amortization of discount on notes
    payable                               1,124,000       794,000     1,975,000
  Gain on property disposition                    -             -     2,622,000
  Interest forgiven                               -             -     1,678,000
  Interest capitalized for income tax
    reporting                                12,000       175,000             -
  Debt forgiven                                   -             -      (276,000)
  Other                                       2,000        21,000       (70,000)
                                         ----------    ----------   -----------

Net (loss) income - income tax method    $ (201,000)   $ (475,000)  $ 7,170,000
                                         ==========    ==========   ===========
Taxable (loss) income per Limited
  Partnership Unit after allocation
  of taxable (loss) to the general
  partner                                $    (2.36)   $    (5.59)  $     84.32
                                         ==========    ==========   ===========



                         CENTURY PROPERTIES FUND XVII
                            (A Limited Partnership)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

8.     RECONCILIATION TO INCOME TAX METHOD OF ACCOUNTING (Continued)

                                          1995           1994          1993
                                       ----------     ---------       -------

Partners' equity-financial statements $ 6,860,000    $ 7,205,000    $ 7,642,000
Differences resulted from:
  Sales commissions and organization
    expenses                            9,324,000      9,324,000      9,324,000
  Depreciation                        (27,936,000)   (26,942,000)   (25,914,000)
  Provision for impairment of value     1,430,000      1,430,000      1,430,000
  Leaseback termination                (1,365,000)    (1,365,000)    (1,365,000)
  Lease payments credited to rental
    properties                          2,068,000      2,068,000      2,068,000
  Amortization of discount on notes
    payable                            10,486,000      9,362,000      8,568,000
  Construction period interest and
    taxes                                (483,000)      (483,000)      (483,000)
  Debt forgiven                          (276,000)      (276,000)      (276,000)
  Interest capitalized for income tax
    reporting                             187,000        175,000              -
  Other                                   (92,000)       (94,000)      (115,000)
                                      -----------    -----------    -----------
Partners' equity - income tax method  $   203,000    $   404,000    $   879,000
                                      ===========    ===========    ===========

9.     SUBSEQUENT EVENT

       On January 19, 1996, the stockholders of NPI, Inc. sold all of the issued and outstanding stock of NPI, Inc. to an affiliate of Insignia. In addition, an affiliate of Insignia acquired the limited partnership interests of the Partnership held by DeForest I and certain of its affiliates (see Note 1). As a result of the transaction, the Managing General Partner of the Partnership is controlled by Insignia. Insignia affiliates now provide property and asset management services to the Partnership, maintain its books and records and oversee its operations.



                          CENTURY PROPERTIES FUND XVII
                            (A Limited Partnership)

                               December 31, 1995

                                                                  SCHEDULE III

                   REAL ESTATE AND ACCUMULATED DEPRECIATION

Column A                  Column B               Column C                     Column D                        Column E
--------                  --------               --------                     --------                        --------

                                                                          Cost capitalized                  Gross amount
                                               Initial cost                 subsequent to                    carried at
                                                to company                   acquisition                 close of period (1)
                                          -----------------------    -------------------------     ------------------------------
                                                     Buildings and                  Carrying               Buildings and
Description             Encumbrances       Land      Improvements    Improvements    Costs          Land    Improvements  Total (2)
-----------             ------------       ----      ------------    ------------    -----          ----    ------------  ---------
Residential
Properties
----------
Cherry Creek Gardens
 Apartments
   Englewood, Colorado     $ 7,882         $1,320      $11,879         $ 1,278              -       $1,320      $13,157     $14,477

The Lodge Apartments
  Denver, Colorado           5,864          1,575        8,580           1,526              -        1,575       10,106      11,681

Creekside Apartments
  Denver, Colorado           5,339          1,366        7,307           1,273              -        1,366        8,580       9,946

Cooper's Pond
 Apartments
   Tampa, Florida            7,878          1,476       12,505           1,515              -        1,476       14,020      15,496

The Village in the
 Woods
   Apartments
     Cypress, Texas          8,574         2,852        20,915           1,547        (11,266)       1,500       12,548      14,048
                            ------        -------      -------        --------       --------       ------      -------     -------

TOTAL                      $35,537        $8,589       $61,186          $7,139       $(11,266)      $7,237      $58,411     $65,648
                           =======        =======      =======          ======       ========       ======      =======     =======


Column A                     Column F     Column G    Column H     Column I
--------                     --------     --------    --------     --------
                                                                     Life
                            Accumulated                            on which
                           depreciation                          depreciation
                           and provision                          is computed
                                for                                in latest
                            impairment     Date of      Date     statement of
Description                     (3)     Construction  Acquired    operations
-----------                 ----------  ------------  --------    ----------
Residential
Properties

Cherry Creek Gardens
 Apartments
   Englewood, Colorado         $ 5,943         1979        9/82    6-30 Yrs.

The Lodge Apartments
  Denver, Colorado               4,510         1974       10/82    6-30 Yrs.

Creekside Apartments
  Denver, Colorado               3,832         1974       10/82    6-30 Yrs.

Cooper's Pond
 Apartments                                  1979 &
   Tampa, Florida                7,548       1981(4)       3/83    6-30 Yrs.

The Village in the
 Woods
   Apartments
     Cypress, Texas              5,610        12/83       10/82    6-30 Yrs.
                               -------

TOTAL                          $27,443
                               =======

                            See accompanying notes.



                                                               SCHEDULE III

                         CENTURY PROPERTIES FUND XVII
                            (A Limited Partnership)

                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1995

NOTES:

(1) The aggregate cost for Federal income tax purposes is $71,953,000.


(2) Balance, January 1, 1993                                      $ 80,296,000
    Improvements capitalized subsequent to acquisition               1,191,000
    Cost of rental properties sold and foreclosed on               (18,808,000)
                                                                  ------------
    Balance, December 31, 1993                                      62,679,000
    Improvements capitalized subsequent to acquisition               2,238,000
                                                                  ------------
    Balance, December 31, 1994                                      64,917,000
    Improvements capitalized subsequent to acquisition                 731,000
                                                                  ------------
    Balance, December 31, 1995                                    $ 65,648,000
                                                                  ============

(3) Balance, January 1, 1993                                      $ 27,619,000
    Additions charged to expense                                     1,977,000
    Accumulated depreciation of rental properties sold
      and foreclosed on                                             (6,375,000)
    Provision for impairment of value                                1,430,000
    Allowance for impairment of value on property sold              (1,223,000)
                                                                  ------------
    Balance, December 31, 1993                                      23,428,000
    Additions charged to expense                                     1,972,000
                                                                  ------------
    Balance, December 31, 1994                                      25,400,000
    Additions charged to expense                                     2,043,000
                                                                  ------------
    Balance, December 31, 1995                                    $ 27,443,000
                                                                  ============
(4) Construction completed in two phases.



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

         Effective April 22, 1994, the Registrant dismissed its prior Independent Auditors, Deloitte & Touche, LLP ("Deloitte") and retained as its new Independent Auditors, Imowitz Koenig & Company, LLP. Deloitte's Independent Auditors' Report on the Registrant's financial statements for the calendar year ended December 31, 1993 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change Independent Auditors was approved by the Managing General Partner's Directors. During calendar year ended 1993 and through April 22, 1994 there were no disagreements between the Registrant and Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which disagreements if not resolved to the satisfaction of Deloitte, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

         Effective April 22, 1994, the Registrant engaged Imowitz Koenig & Company, LLP as its Independent Auditors. The Registrant did not consult Imowitz Koenig & Company, LLP regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K prior to April 22, 1994.



                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.

         Neither the the Registrant, nor Fox Partners ("Fox"), the general partner of the Registrant, has any officers or directors. Fox Capital Management Corporation (the "Managing General Partner'), the managing general partner of Fox, manages and controls substantially all of the Registrant's affairs and has general responsibility and ultimate authority in all matters affecting its business. NPI Equity Investments II, Inc., which controls the Managing General Partner, is a wholly-owned affiliate of National Property Investors, Inc., which in turn is owned by an affiliate of Insignia (See "Item 1, Business - Change in Control"). Insignia is a full service real estate service organization performing property management, commercial and retail leasing, investor services, partnership administration, mortgage banking, and real estate investment banking services for various entities. Insignia commenced operations in December 1990 and is the largest manager of multifamily residential properties in the United States and is a significant manager of commercial property. It currently provides property and/or asset management services for over 2,000 properties. Insignia's properties consist of approximately 300,000 units of multifamily residential housing and approximately 64 million square feet of commercial space.

         As of March 1, 1996, the names and positions held by the officers and directors of the Managing General Partner are as follows:

                                                         Has served as a
                                                         Director and/or
                                                         Officer of the Managing
Name                         Positions Held              General Partner since
----                         --------------              ---------------------

William H. Jarrard, Jr.      President and Director      January 1996

Ronald Uretta                Vice President and          January 1996
                                Treasurer

John K. Lines, Esquire       Vice President,             January 1996
                                Secretary and Director

Thomas R. Shuler             Director                    January 1996

Kelley M. Buechler           Assistant Secretary         January 1996


         William H. Jarrard, Jr., age 49, has been President and a Director of the Managing General Partner since January 1996. Mr. Jarrard has been a Managing Director - Partnership Administration of Insignia since January 1991.

         Ronald Uretta, age 40, has been Insignia's Chief Financial Officer and Treasurer since January 1992. Since September 1990, Mr. Uretta has also served as the Chief Financial Officer and Controller of Metropolitan Asset Group.

         John K. Lines, Esquire, age 36, has been a Director and Vice President and Secretary of the Managing General Partner since January 1996, Insignia's General Counsel since June 1994, and General Counsel and Secretary since July 1994. From May 1993 until June 1994, Mr. Lines was the Assistant General Counsel and Vice President of Ocwen Financial Corporation, West Palm Beach, Florida. From October 1991 until May 1993, Mr. Lines was a Senior Attorney with Banc One Corporation, Columbus, Ohio. From May 1984 until October 1991, Mr. Lines was an attorney with Squire Sanders & Dempsey, Columbus, Ohio.

         Thomas R. Shuler, age 50, has been Managing Director - Residential Property Management of Insignia since March 1991 and Executive Managing Director of Insignia and President of Insignia Management Services since July 1994. From January 1983 until March 1991, Mr. Shuler was President of the Management Division of Hall Financial Group, Inc., a property management organization located in Dallas, Texas.

         Kelley M. Buechler, age 38, has been Assistant Secretary of the Managing General Partner since January 1996 and Assistant Secretary of Insignia since 1991.

         No family relationships exist among any of the officers or directors of the Managing General Partner.

         Each director and officer of the Managing General Partner will hold office until the next annual meeting of stockholders of the Managing General Partner and until his successor is elected and qualified.


Item 11.  Executive Compensation

         The Registrant is not required to and did not pay any compensation to the officers or directors of the Managing General Partner. The Managing General Partner does not presently pay any compensation to any of its officers or directors. (See "Item 13, Certain Relationships and Related Transactions.")

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

         The Registrant is a limited partnership and has no officers or directors. The Managing General Partner has discretionary control over most of the decisions made by or for the Registrant in accordance with the terms of the Partnership Agreement. The Managing General Partner owns 100 limited partnership units in the Registrant.

         The following table sets forth certain information regarding limited partnership units of the Registrant owned by each person who is known by the Registrant to own beneficially or exercise voting or dispositive control over more than 5% of the Registrant's limited partnership units, by each of the Managing General Partner's directors and by all directors and executive officers of the Managing General Partner as a group as of March 1, 1996.


Name and address of               Amount and nature of
Beneficial Owner                  Beneficial Ownership           % of Class
----------------                  --------------------           ----------
Insignia NPI, L.L.C.(1)                25,710.5(2)                  34
All directors and executive
  officers as a group
  (5 persons)                                 -                      -

---------------

(1) The business address for Insignia NPI, L.L.C. is One Insignia Financial Plaza, Greenville, South Carolina 29602.

(2) Based upon information supplied to the Registrant by Insignia NPI, L.L.C.

         There are no arrangements known to the Registrant, the operation of which may, at a subsequent date, result in a change in control of the Registrant.


Item 13. Certain Relationships and Related Transactions.

         In accordance with the Registrant's partnership agreement, the Registrant may be charged by the general partner and affiliates for services provided to the Registrant. From March 1988 to December 1992, such amounts were assigned pursuant to a services agreement by the general partner and affiliates to Metric Realty Services, L.P. ("MRS"), which performed partnership management and other services for the Registrant.

         On January 1, 1993, Metric Management, Inc. ("MMI"), successor to MRS, a company which is not affiliated with the general partner, commenced providing certain property and portfolio management services to the Registrant under a new services agreement. As provided in the new services agreement effective January 1, 1993, no reimbursements were made to the general partner and affiliates after December 31, 1992. Subsequent to December 31, 1992, reimbursements were made to MMI. On December 16, 1993, the services agreement with MMI was modified and, as a result thereof, NPI Equity II began directly providing cash management and other partnership services on various dates commencing December 23, 1993. On March 1, 1994, an affiliate of NPI Equity II commenced providing certain property management services. Related party expenses for the years ended December 31, 1995, 1994 and 1993 were as follows:

                                              1995        1994        1993
                                           ---------   ---------    -------
Property management fees                   $ 592,000   $ 466,000    $     -
Real estate tax reduction                     27,000           -          -
Reimbursement of administrative expenses:
    Partnership accounting
    and investor services                    162,000     189,000          -
                                           ---------   ---------    -------
    Total                                  $ 781,000   $ 655,000    $     -
                                           =========   =========    =======

         Property management fees and real estate tax reduction fees are included in operating expenses. Reimbursed expenses are primarily included in general and administrative expenses. In addition, approximately $399,000 of insurance premiums, which were paid to an affiliate of NPI under a master insurance policy arranged by such affiliate, are included in operating expenses for the year ended December 31, 1995.

         In accordance with the Registant's partnership agreement, the general partner received a partnership management incentive allocation equal to ten percent of net and taxable income (loss) before gains on property dispositions. The general partner is also allocated its two percent continuing interest in the Registrant's net and taxable income (loss) after the preceding allocation. The general partner is also allocated gain on property dispositions to the extent it is entitled to receive distributions and then twelve percent of any remaining gain.

         As a result of its ownership of 25,710.5 limited partnership units, Insignia NPI L.L.C. ("Insignia LLC") could be in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, Insignia LLC would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, Insignia LLC has agreed for the benefit of non-tendering unitholders, that it will vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Registrant to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by other unitholders. Except for the foregoing, no other limitations are imposed on Insignia LLC's right to vote each Unit acquired.



                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1)(2)  Consolidated Financial Statements and Financial Statement
           Schedules:

                See Item 8 of this Form 10-K for Consolidated Financial Statements of the Registrant, Notes thereto, and Financial Statement Schedules. (A Table of Contents to Consolidated Financial Statements and Financial Statement Schedules is included in Item 8 and incorporated herein by reference.)

(a) (3)    Exhibits:

           2.1 NPI Stock Purchase Agreement, dated as of August 17, 1995, incorporated by reference to the Registrant's Current Report on Form 8-K dated August 17, 1995.

           2.2 Partnership Units Purchase Agreement dated as of August 17, 1995 incorporated by reference to Exhibit 2.1 to Form 8-K filed by Insignia Financial Group, Inc. ("Insignia) with the Securities and Exchange Commission on September 1, 1995.

           2.3 Management Purchase Agreement dated as of August 17, 1995 incorporated by reference to Exhibit 2.2 to Form 8-K filed by Insignia with the Securities and Exchange Commission on September 1, 1995.

           2.4 Limited Liability Company Agreement of Riverside Drive L.L.C., dated as of August 17, 1995 incorporated by reference to Exhibit
                2.4 to Form 8-K filed by Insignia with the Securities and Exchange Commission on September 1, 1995.

           2.5 Master Indemnity Agreement dated as of August 17, 1995 incorporated by reference to Exhibit 2.5 to Form 8-K filed by Insignia with the Securities and Exchange Commission on September 1, 1995.

           3.4. Agreement of Limited Partnership incorporated by reference to Exhibit A to the Prospectus of the Registrant dated March 29, 1982, and thereafter supplemented contained in the Registrant's Registration Statement on Form S-11 (Reg. No. 2-75411).

           16. Letter from the Registrant's former Independent Auditor dated April 27, 1994, incorporated by reference to exhibit 10 to the Registrant's Current Report on Form 8-K dated April 22, 1994.

(b)        Reports on Form 8-K:

                None


                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized this 28th day of March, 1996.

                               CENTURY PROPERTIES FUND XVII

                               By: Fox Partners
                                   its General Partner

                               By: Fox Capital Management Corporation
                                   Its Managing General Partner


                                    By:  /s/ William H. Jarrard, Jr.
                                         ---------------------------
                                         William H. Jarrard, Jr.
                                         President


      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature/Name               Title                     Date
--------------               -----                     ----

/s/ William H. Jarrard, Jr.  President and             March 28, 1996
---------------------------    Director
    William H. Jarrard, Jr.


/s/ Ronald Uretta            Principal Financial       March 28, 1996
-----------------             Officer and Principal
    Ronald Uretta             Accounting Officer


/s/ John K. Lines            Director                  March 28, 1996
-----------------
    John K. Lines




                                 Exhibit Index

Exhibit                                                              Page
-------                                                              ----
2.1      NPI Stock Purchase Agreement .............................   (1)
2.2      Partnership Units Purchase Agreement .....................   (2)
2.3      Management Purchase Agreement ............................   (3)
2.4      Limited Liability Company Agreement of
         Riverside Drive L.L.C. ...................................   (4)
2.5      Master Indemnity Agreement ...............................   (5)
3.4      Agreement of Limited Partnership .........................   (6)
16       Letter from the Registrant's former Independent Auditor
         dated April 27, 1994 .....................................   (7)

-------------

(1) Incorporated by reference to Exhibit 2 to the Registrant's Current Report on Form 8-K dated August 17, 1995.

(2) Incorporated by reference to Exhibit 2.1 to Form 8-K filed by Insignia Financial Group, Inc. with the Securities and Exchange Commission on September 1, 1995.

(3) Incorporated by reference to Exhibit 2.2 to Form 8-K filed by Insignia Financial Group, Inc. with the Securities and Exchange Commission on September 1, 1995.

(4) Incorporated by reference to Exhibit 2.4 to Form 8-K filed by Insignia Financial Group, Inc. with the Securities and Exchange Commission on September 1, 1995.

(5) Incorporated by reference to Exhibit 2.5 to Form 8-K filed by Insignia Financial Group, Inc. with the Securities and Exchange Commission on September 1, 1995.

(6) Incorporated by reference to Exhibit A to the Prospectus of the Registrant dated March 29, 1982, and thereafter supplemented contained in the Registrant's Registration Statement on Form S-11 (Reg. No. 2-75411).

(7) Incorporated by reference to exhibit 10 to the Registrant's Current Report on Form 8-K dated April 22, 1994.