Form 10QSB
period 1996-03-31
CENTURY PROPERTIES FUND XVII
filed 1996-05-10
CIK 356472

FORM 10-QSB--QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        Quarterly  or Transitional Report
                   (As last amended by 34-32231, eff. 6/3/93.)


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934


                  For the quarterly period ended March 31, 1996


[  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

                  For the transition period.........to.........


                         Commission file number 0-11137



                          CENTURY PROPERTIES FUND XVII
        (Exact name of small business issuer as specified in its charter)



          California                                           94-2782037
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

                          One Insignia Financial Plaza
                        Greenville, South Carolina 29602
                    (Address of principal executive offices)

                                 (864) 239-1000
                           (Issuer's telephone number)



Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports ), and (2) has been subject to such filing requirements for the past 90 days. Yes X .
No      .

                       PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


a)                        CENTURY PROPERTIES FUND XVII

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)
                                 March 31, 1996


 Assets
      Cash and cash equivalents                                          $  3,470
      Reserve for capital improvements                                        890
      Deferred financing costs, net                                           458
      Other assets                                                            901
      Investment properties:
            Real estate                                  $ 65,898
            Accumulated depreciation                      (26,528)
            Allowance for impairment of value              (1,430)         37,940

                                                                         $ 43,659
 Liabilities and Partners' Capital (Deficit)
 Liabilities
      Accrued property taxes and other liabilities                       $  1,012
      Mortgage notes payable                                               35,711

 Partners' Capital (Deficit):
      General partner                                    $ (6,913)
      Limited partners (75,000 units issued and
            outstanding)                                   13,849           6,936

                                                                         $ 43,659

           See Accompanying Notes to Consolidated Financial Statements

b)                        CENTURY PROPERTIES FUND XVII

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)



                                                          Three Months Ended
                                                                March 31,
                                                          1996            1995
 Revenues:
      Rental income                                      $  2,886       $   2,826
      Other income                                            217             150
                  Total revenues                            3,103           2,976

 Expenses:
      Operating                                             1,516           1,538
      Interest                                                883             810
      Depreciation                                            516             493
      General and administrative                              112              54
                  Total expenses                            3,027           2,895

            Net income                                   $     76       $      81

 Net income allocated to general partner                 $      9       $      10

 Net income allocated to limited partners                      67              71

                                                         $     76       $      81

 Net income per limited partnership unit                 $    .89       $     .95

           See Accompanying Notes to Consolidated Financial Statements


c)                        CENTURY PROPERTIES FUND XVII

              CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)
                        (in thousands, except unit data)



                                  Limited
                                Partnership     General        Limited
                                   Units        Partner        Partners        Total

Original capital contributions      75,000       $    --       $  75,000      $  75,000

Partners' (deficit) capital at
   December 31, 1995                75,000       $(6,922)      $  13,782      $   6,860

Net income for the three
   months ended March 31, 1996          --             9              67             76

Partners' (deficit) capital at
   March 31, 1996                   75,000       $(6,913)      $  13,849      $   6,936


           See Accompanying Notes to Consolidated Financial Statements


d)                        CENTURY PROPERTIES FUND XVII

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                             Three Months Ended
                                                                  March 31,
                                                             1996            1995
 Cash flows from operating activities:
    Net income                                              $     76        $     81
    Adjustments to reconcile net income to
    cash provided by operating activities:
   Depreciation and amortization                                 850             725
   Change in accounts:
     Other assets                                                 27             172
     Accrued property taxes and other liabilities                295            (161)

       Net cash provided by operating activities               1,248             817

 Cash flows from investing activities:
   (Increase) decrease in reserve for capital
          improvements                                           (54)            700
   Additions to real estate                                     (250)           (168)

       Net cash (used in) provided by investing
                activities                                      (304)            532

 Cash flows from financing activities:
   Payments of mortgage notes payable                            (97)            (99)

       Net cash used in financing activities                     (97)            (99)

 Net increase in cash and cash equivalents                       847           1,250

 Cash and cash equivalents at beginning of period              2,623           1,149

 Cash and cash equivalents at end of period                 $  3,470        $  2,399

 Supplemental information:
   Cash paid for interest                                   $    554        $    578

           See Accompanying Notes to Consolidated Financial Statements


e)                        CENTURY PROPERTIES FUND XVII

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of Century Properties Fund XVII (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1995.

Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on NPI Equity Investments II, Inc. ("NPI Equity" or the "Managing General Partner") and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following transactions with affiliates of Insignia Financial Group, Inc. ("Insignia"), National Property Investors, Inc. ("NPI"), and affiliates of NPI were charged to expense in 1996 and 1995:

                                                        For the Three Months Ended
                                                                  March 31,
                                                             1996           1995
Property management fees (included in operating
  expenses)                                                $149,000       $145,000

Reimbursement for services of affiliates (included
  in general and administrative expenses)                    71,000         36,000



For the period from January 19, 1996, to March 31, 1996, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.


Note B - Transactions with Affiliated Parties - continued

The general partner of the Partnership is Fox Partners, a California general partnership. The general partners of Fox Partners are Fox Capital Management Corporation ("FCMC"), a California corporation, Fox Realty Investors ("FRI"), a California general partnership, and Fox Partners 82, a California general partnership.

On December 6, 1993, the shareholders of FCMC entered into a Voting Trust Agreement with NPI Equity pursuant to which NPI Equity was granted the right to vote 100 percent of the outstanding stock of FCMC and NPI Equity became the Managing General Partner of FRI. As a result, NPI Equity became responsible for the operation and management of the business and affairs of the Partnership and the other investment partnerships originally sponsored by FCMC and/or FRI. NPI Equity is a wholly-owned subsidiary of NPI. The shareholders of FCMC and the partners in FRI retain indirect economic interests in the Partnership and such other investment limited partnerships, but have ceased to be responsible for the operation and management of the Partnership and such other partnerships.

On August 17, 1995, the stockholders of NPI entered into an agreement to sell to IFGP Corporation, a Delaware corporation, an affiliate of Insignia, a Delaware corporation, all of the issued and outstanding common stock of NPI, for an aggregate purchase price of $1,000,000. The closing of the transactions contemplated by the above mentioned agreement(the "Closing") occurred on January 19, 1996.

Upon the closing, the officers and directors of NPI and NPI Equity resigned and IFGP Corporation caused new officers and directors of each of these entities to be elected.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of five apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1996 and 1995:

                                                   Average
                                                  Occupancy
Property                                     1996           1995

Cherry Creek Garden Apartments
  Englewood, Colorado                         94%            96%

Creekside Apartments
  Denver, Colorado                            97%            97%

The Lodge Apartments
  Denver, Colorado                            96%            98%

The Village in the Woods Apartments
  Cypress, Texas                              91%            93%

Cooper's Pond Apartments
  Tampa, Florida                              90%            91%


The Partnership generated net income for the three months ended March 31, 1996, of approximately $76,000 compared to $81,000 for the comparable period of 1995. The decrease in net income is primarily attributable to an increase in general and administrative expenses which was partially offset by an increase in other income. The increase in general and administrative expenses is due to an increase in expense reimbursements related to costs associated with the operation of two offices during the first quarter of 1996 and the relocation of partnership administration during this same period. The increase in other income is due primarily to increased interest income as a result of the increase in cash reserves held by the Partnership. During the first quarter of 1996, the Partnership invested in short-term T-bills so that a higher rate of return would be earned on the Partnership's cash reserves.

As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

At March 31, 1996, the Partnership had unrestricted cash of $3,470,000 compared to $2,399,000 at March 31, 1995. Net cash provided by operating activities increased primarily as a result of increased accrued liabilities due to the timing of the payment of various operating expenses. Also contributing to the increase in accrued liabilities was an increase in the amount of prepaid rent collections at March 31, 1996. Net cash used in investing activities increased due to fewer withdrawals being made from capital improvement reserves.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. The Partnership has no outstanding amounts due under this line of credit. Based on present plans, the Managing General Partner does not anticipate the need to borrow in the near future. Other than cash and cash equivalents, the line of credit is the Partnership's only unused source of liquidity.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $35,711,000 net of discount, matures at various times with balloon payments due at maturity at which time the properties will either be refinanced or sold. Future cash distributions will depend on the levels of net cash generated from operations, property sales and the availability of cash reserves. No cash distributions were made in 1995 or during the first three months of 1996. Currently, the Managing General Partner is evaluating the feasibility of a distribution during 1996. At this time, it appears that the original investment objective of capital growth from inception of the Partnership will not be attained and that investors will not receive a return of all of their invested capital.


                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

  b) Reports on Form 8-K: a Form 8-K dated January 19, 1996, was filed reporting the change in control of the Registrant.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                 CENTURY PROPERTIES FUND XVII

                                 By:   Fox Partners
                                       Its General Partner

                                 By:   Fox Capital Management Corporation,
                                       Its Managing General Partner

                                 By:   /s/ William H. Jarrard, Jr.
                                       William H. Jarrard, Jr.
                                       President and Director

                                 BY:   /s/ Ronald Uretta
                                       Ronald Uretta
                                       Principal Financial Officer
                                       and Principal Accounting Officer


                                 Date: May 10, 1996