Form 10QSB
period 1996-06-30
CENTURY PROPERTIES FUND XVII
filed 1996-08-08
CIK 356472

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


                  For the quarterly period ended June 30, 1996


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


                       PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



a)                        CENTURY PROPERTIES FUND XVII

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                  June 30, 1996

 Assets
      Cash and cash equivalents                                         $   4,103
      Reserve for capital improvements                                        928
      Deferred financing costs, net                                           428
      Other assets                                                            794
      Investment properties:
            Land                                        $   7,078
            Building and related personal property         57,639
                                                           64,717
            Less accumulated depreciation                 (27,065)         37,652

                                                                        $  43,905
 Liabilities and Partners' Capital (Deficit)
 Liabilities
      Accrued expenses and other liabilities                            $   1,024
      Mortgage notes payable                                               35,925

 Partners' Capital (Deficit):
      General partner's                                 $  (6,911)
      Limited partners'(75,000 units issued and
            outstanding)                                   13,867           6,956

                                                                        $  43,905

           See Accompanying Notes to Consolidated Financial Statements


b)                        CENTURY PROPERTIES FUND XVII

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)


                                     Three Months Ended          Six Months Ended
                                          June 30,                  June 30,
                                      1996         1995        1996          1995
 Revenues:
   Rental income                    $  2,933    $   2,910   $   5,819     $   5,736
   Other income                          202          161         419           311
      Total revenues                   3,135        3,071       6,238         6,047

 Expenses:
   Operating                           1,604        1,654       3,120         3,192
   Mortgage interest                     890          807       1,773         1,617
   Depreciation                          537          493       1,053           986
   General and administrative             84           65         196           119
      Total expenses                   3,115        3,019       6,142         5,914

   Net income                       $     20     $     52   $      96      $    133

 Net income allocated to
   general partner                  $      2     $      6   $      11      $     16

 Net income allocated to
   limited partners                       18           46          85           117
                                    $     20     $     52   $      96      $    133
 Net income per limited
   partnership unit                 $    .24     $    .61   $    1.13      $   1.56

           See Accompanying Notes to Consolidated Financial Statements

c)                        CENTURY PROPERTIES FUND XVII

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)
                        (in thousands, except unit data)

                                  Limited
                                Partnership     General        Limited
                                   Units       Partner's      Partners'        Total
Original capital contributions      75,000       $    --       $  75,000      $  75,000

Partners' (deficit) capital at
  December 31, 1995                 75,000       $(6,922)      $  13,782      $   6,860

Net income for the six
  months ended June 30, 1996            --            11              85             96

Partners' (deficit) capital at
  June 30, 1996                     75,000      $ (6,911)      $  13,867      $   6,956


           See Accompanying Notes to Consolidated Financial Statements


d)                        CENTURY PROPERTIES FUND XVII

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (in thousands)

                                                              Six Months Ended
                                                                  June 30,
                                                             1996            1995
 Cash flows from operating activities:
   Net income                                            $        96     $       133
   Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                              1,726           1,449
    Change in accounts:
     Other assets                                                134             197
     Accrued expenses and other liabilities                      307            (246)

       Net cash provided by operating activities               2,263           1,533

 Cash flows from investing activities:
   (Increase) decrease in reserve for capital
          improvements                                           (92)            733
   Property improvements and replacements                       (499)           (535)

       Net cash (used in) provided by investing
                activities                                      (591)            198

 Cash flows from financing activities:
   Payments of mortgage notes payable                           (192)           (200)

       Net cash used in financing activities                    (192)           (200)

 Net increase in cash and cash equivalents                     1,480           1,531

 Cash and cash equivalents at beginning of period              2,623           1,149

 Cash and cash equivalents at end of period              $     4,103        $  2,680

 Supplemental information:
   Cash paid for interest                                $     1,098        $  1,154

           See Accompanying Notes to Consolidated Financial Statements


e)                        CENTURY PROPERTIES FUND XVII

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of Century Properties Fund XVII (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1995.

Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following transactions with affiliates of Insignia Financial Group, Inc. ("Insignia"), National Property Investors, Inc. ("NPI"), and affiliates of NPI were charged to expense in 1996 and 1995:


                                                          For the Six Months Ended
                                                                   June 30,
                                                             1996           1995
Property management fees (included in operating
  expenses)                                                $304,000       $293,000
Reimbursement for services of affiliates (included
  in general and administrative expenses)                   123,000         72,000



For the period from January 19, 1996, to June 30, 1996, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

Note B - Transactions with Affiliated Parties - continued

The general partner of the Partnership is Fox Partners, a California general partnership. The general partners of Fox Partners are FCMC, a California corporation, Fox Realty Investors ("FRI"), a California general partnership, and Fox Partners 82, a California general partnership.

Pursuant to a series of transactions which closed during the first half of 1996, affiliates of Insignia acquired (i) control of NPI Equity Investments II, Inc. ("NPI Equity"), the managing general partner of FRI, and (ii) all of the issued and outstanding shares of stock of FCMC. In connection with these transactions, affiliates of Insignia appointed new officers and directors of NPI Equity and FCMC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of five apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1996 and 1995:
                                                   Average
                                                  Occupancy
Property                                     1996           1995

Cherry Creek Garden Apartments
  Englewood, Colorado                         95%            97%

Creekside Apartments
  Denver, Colorado                            97%            97%

The Lodge Apartments
  Denver, Colorado                            96%            98%

The Village in the Woods Apartments
  Cypress, Texas                              92%            94%

Cooper's Pond Apartments
  Tampa, Florida                              92%            92%

The Partnership generated net income for the six months ended June 30, 1996, of approximately $96,000 compared to approximately $133,000 for the comparable period of 1995. For the three months ended June 30, 1996, the Partnership generated net income of approximately $20,000 as compared to net income of approximately $52,000 for the three months ended June 30, 1995. The decrease in net income is primarily attributable to an increase in general and administrative expenses and depreciation expense which was partially offset by an increase in other income. The increase in general and administrative expenses is due to an increase in expense reimbursements related to the transition of the partnership administration offices in 1996. The increase in other income is due primarily to increased interest income as a result of the increase in cash reserves held by the Partnership. Also contributing to the increase in other income was an increase in the collection of lease cancellation fees.

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

At June 30, 1996, the Partnership had unrestricted cash of $4,103,000 compared to $2,680,000 at June 30, 1995. Net cash provided by operating activities increased primarily as a result of increased accrued liabilities due to the timing of the payment of various operating expenses. Also contributing to the increase in accrued liabilities was an increase in the amount of prepaid rent collections at June 30, 1996. Net cash used in investing activities increased due to fewer withdrawals being made from capital improvement reserves.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $35,925,000 net of discount, matures at various times with balloon payments due at maturity at which time the properties will either be refinanced or sold. Future cash distributions will depend on the levels of net cash generated from operations, property sales and the availability of cash reserves. No cash distributions were made in 1995 or during the first six months of 1996. Currently, the Managing General Partner is evaluating the feasibility of a distribution during 1996. At this time, it appears that the original investment objective of capital growth will not be attained and that investors will not receive a return of all of their invested capital.

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

  b)  Reports on Form 8-K: None filed during the quarter ended June 30, 1996.



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


                                 Date: August 8, 1996