Form 10QSB
period 1996-09-30
CENTURY PROPERTIES FUND XVII
filed 1996-11-05
CIK 356472

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


              For the quarterly period ended September 30, 1996


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

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

a)                       CENTURY PROPERTIES FUND XVII

                          CONSOLIDATED BALANCE SHEET
                                 (Unaudited)
                       (in thousands, except unit data)

                              September 30, 1996

Assets
  Cash and cash equivalents                                          $   4,676
  Reserve for capital improvements                                       1,005
  Deferred financing costs, net                                            401
  Other assets                                                             887
  Investment properties:
      Land                                             $   7,078
      Building and related personal property              57,914
                                                          64,992
      Less accumulated depreciation                      (27,593)       37,399

                                                                     $  44,368
Liabilities and Partners' Capital (Deficit)

Liabilities
  Accrued expenses and other liabilities                             $   1,204
  Mortgage notes payable                                                36,138

Partners' Capital (Deficit):
  General partner's                                    $  (6,902)
  Limited partners'(75,000 units issued and
     outstanding)                                         13,928         7,026

                                                                     $  44,368

         See Accompanying Notes to Consolidated Financial Statements


b)                           CENTURY PROPERTIES FUND XVII

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)
                           (in thousands, except unit data)

                                     Three Months Ended        Nine Months Ended
                                        September 30,           September 30,
                                     1996         1995        1996         1995
Revenues:
  Rental income                  $   2,964    $   2,926    $   8,783    $   8,662
  Other income                         191          164          610          475
    Total revenues                   3,155        3,090        9,393        9,137

Expenses:
  Operating                          1,630        1,807        4,750        4,999
  Mortgage interest                    884          796        2,657        2,413
  Depreciation                         527          493        1,580        1,479
  General and administrative            44           47          240          166
    Total expenses                   3,085        3,143        9,227        9,057

  Net income (loss) before
           extraordinary item           70          (53)         166           80

Extraordinary gain on
       extinguishment of debt           --          129           --          129

      Net income                 $      70    $      76    $     166    $     209

Net income allocated to
  general partner                $       8    $       9    $      20    $      25
Net income allocated to
  limited partners                      62           67          146          184

           Net income            $      70    $      76    $     166    $     209

Per limited partnership unit:
      Net income (loss) before
         extraordinary item      $     .83    $    (.63)   $    1.95    $     .93
      Extraordinary gain on
         extinguishment of debt         --         1.52           --         1.52

         Net income              $     .83    $     .89    $    1.95    $    2.45

             See Accompanying Notes to Consolidated Financial Statements


c)                            CENTURY PROPERTIES FUND XVII

            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                      (Unaudited)
                            (in thousands, except unit data)

                                         Limited      General      Limited
                                       Partnership   Partner's    Partners'
                                          Units       Deficit      Equity        Total
Original capital contributions            75,000    $      --    $  75,000   $  75,000

Partners' (deficit) capital at
 December 31, 1995                        75,000    $  (6,922)   $  13,782   $   6,860

Net income for the nine
 months ended September 30, 1996                           20          146         166

Partners' (deficit) capital at
 September 30, 1996                       75,000    $  (6,902)   $  13,928   $   7,026

              See Accompanying Notes to Consolidated Financial Statements

d)                           CENTURY PROPERTIES FUND XVII

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)

                                                          Nine Months Ended
                                                            September 30,
                                                          1996         1995
Cash flows from operating activities:
  Net income                                          $     166    $     209
  Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation and amortization                        2,591        2,174
  Gain on extinguishment of debt                             --         (129)
 Change in accounts:
   Other assets                                              41          (68)
   Accrued expenses and other liabilities                   487          (68)

       Net cash provided by operating activities          3,285        2,118

Cash flows from investing activities:
 (Increase) decrease in reserve for capital
    improvements                                           (169)         736
 Property improvements and replacements                    (774)        (632)

       Net cash (used in) provided by investing
            activities                                     (943)         104

Cash flows from financing activities:
 Repayments of mortgage notes payable                        --         (910)
 Payments of mortgage notes payable                        (289)        (296)

      Net cash used in financing activities                (289)      (1,206)

Net increase in cash and cash equivalents                 2,053        1,016

Cash and cash equivalents at beginning of period          2,623        1,149

Cash and cash equivalents at end of period            $   4,676    $   2,165

Supplemental information:
 Cash paid for interest                               $   1,645    $   1,718


             See Accompanying Notes to Consolidated Financial Statements


e)                           CENTURY PROPERTIES FUND XVII

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Century Properties Fund XVII (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1995.

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

The general partner of the Partnership is Fox Partners, a California general partnership. The general partners of Fox Partners are FCMC, Fox Realty Investors ("FRI"), a California general partnership, and Fox Partners 82, a California general partnership.

Pursuant to a series of transactions which closed during the first half of 1996, affiliates of Insignia Financial Group, Inc. ("Insignia") acquired (i) control of NPI Equity Investments II, Inc. ("NPI Equity"), the managing general partner of FRI, and (ii) all of the issued and outstanding shares of stock of FCMC. NPI Equity is a wholly-owned subsidiary of National Property Investors, Inc. ("NPI"). In connection with these transactions, affiliates of Insignia appointed new officers and directors of NPI Equity and FCMC.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES   - (continued)

The following transactions with affiliates of Insignia, NPI, and affiliates of NPI were charged to expense in 1996 and 1995:

                                                       For the Nine Months Ended
                                                             September 30,
                                                            1996           1995
Property management fees (included in operating
 expenses)                                            $   460,000     $   443,000
Reimbursement for services of affiliates (included
 in general and administrative expenses)                  126,000         108,000

For the period from January 19, 1996, to September 30, 1996, the Partnership insured it properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of five apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1996 and 1995:

                                                              Average
                                                             Occupancy
Property                                                1996            1995

Cherry Creek Garden Apartments
 Englewood, Colorado                                    96%             97%
Creekside Apartments
  Denver, Colorado                                      97%             97%
The Lodge Apartments
 Denver, Colorado                                       96%             98%
The Village in the Woods Apartments
 Cypress, Texas                                         93%             95%
Cooper's Pond Apartments
 Tampa, Florida                                         94%             93%

The Partnership reported net income for the nine months ended September 30, 1996, of approximately $166,000 compared to approximately $209,000 for the same period of 1995. For the three months ended September 30, 1996, the Partnership reported net income of approximately $70,000 as compared to net income of approximately $76,000 for the three months ended September 30, 1995. The decrease in net income is primarily attributable to the recognition of $129,000 of extraordinary gain on extinguishment of debt for the three months ended September 30, 1995. On August 3, 1995, the Partnership paid $910,000 to satisfy in full the $1,039,000 second mortgage encumbering the Village in the Woods Apartments. Income before extraordinary item increased for the nine months ended September 30, 1996, versus September 30, 1995, due to an increase in revenues offset by an increase in depreciation and general and administrative expense. Revenues increased due to an increase in rental income and other income. The increase in other income is due primarily to increased interest income as a result of the increase in cash reserves held by the Partnership. Also contributing to the increase in other income was an increase in the collection of lease cancellation fees. As noted in Note E, the Partnership reimburses the Managing General Partner and its affiliates for its costs involved in the management and administrations of all Partnership activities. While overall expense reimbursements have increased during the nine months ending September 30, 1996, the recurring expenses subsequent to the transition efforts to the new administration are expected to more closely approximate historical levels. The increase in expense reimbursements during the nine months ending September 30, 1996, is directly attributable to the combined transition efforts of the Greenville and Atlanta administrative offices during the year-end close, preparation of the 1995 10-K and tax return (including the limited partner K-1's), filing of the first two quarterly reports and transition of asset management responsibilities to the new administration.

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

At September 30, 1996, the Partnership had unrestricted cash of $4,676,000 compared to $2,165,000 at September 30, 1995. Net cash provided by operating activities increased as a result of an increase in accrued expenses and other liabilities due to the timing of the payment of various operating expenses.
Also contributing to the increase in accrued expenses and other liabilities was an increase in the amount of prepaid rent collections at September 30, 1996.
Net cash used in investing activities increased due to fewer withdrawals being
made from capital improvement reserves.   The decrease in net cash used in
financing activities was due to the repayment of the second mortgage encumbering the Village in the Woods Apartments in August 1995.

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

The Partnership has no material capital programs scheduled to be performed in 1996, although certain routine and periodic capital expenditures and maintenance expenses have been budgeted. These capital expenditures and maintenance expenses will be incurred only if cash is available from operations or is received from the capital reserve account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $36,138,000 net of discount, is amortized over varying periods and requires balloon payments ranging from July 1999 to July 2005 at which time the properties will be refinanced or sold. Future cash distributions will depend on the levels of net cash generated from operations, property sales and the availability of cash reserves. No cash distributions were made in 1995 or during the first nine months of 1996. In October 1996, a $1,300,000 distribution ($15.60 per unit) was made from operations.


                             PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

 b) Reports on Form 8-K: None filed during the quarter ended September 30, 1996.



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





                           CENTURY PROPERTIES FUND XVII

                           By:   Fox Partners
                                 Its General Partner

                           By:   Fox Capital Management Corporation,
                                 Its Managing General Partner

                           By:   /s/ William H. Jarrard, Jr.
                                 William H. Jarrard, Jr.
                                 President and Director

                           BY:   /s/ Ronald Uretta
                                 Principal Financial Officer
                                 and Principal Accounting Officer


                           Date: November 5, 1996