Form 10KSB
period 1996-12-31
CENTURY PROPERTIES FUND XVII
filed 1997-03-24
CIK 356472

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                 FORM 10-KSB
(Mark One)
[X]ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT
   OF 1934 [NO FEE REQUIRED]

                 For the fiscal year ended December 31, 1996

[ ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
   1934 [NO FEE REQUIRED]

For the transition period from        to

                        Commission file number 0-11137

                          CENTURY PROPERTIES FUND XVII

         California                                       94-2782037
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

One Insignia Financial Plaza, P.O. Box 1089
  Greenville, South Carolina                                   29602
(Address of principal executive offices)                     (Zip Code)

                 Issuer's telephone number   (864)  239-1000

        Securities registered under Section 12(b) of the Exchange Act:

                                     None

        Securities registered under Section 12(g) of the Exchange Act:

                          Limited Partnership Units

                               (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

State issuer's revenues for its most recent fiscal year. $12,587,000

State the aggregate market value of the voting stock held by nonaffiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. Market value information for Registrant's Partnership Interests is not available. Should a trading market develop for these Interests, it is management's belief that such trading would not exceed $25 million.

                     DOCUMENTS INCORPORATED BY REFERENCE
                              SEE EXHIBIT INDEX

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Century Properties Fund XVII (the "Partnership" or "Registrant") was organized in November 1981 as a California limited partnership under the Uniform Limited
Partnership Act of the California Corporations Code.   Fox Partners, a
California general partnership, is the general partner of the Registrant. The general partners of Fox Partners are Fox Capital Management Corporation (the "Managing General Partner"), a California corporation, Fox Realty Investors ("FRI"), a California general partnership, and Fox Partners 82, a California general partnership.

The principal business of the Registrant is and has been to acquire, hold for investment and ultimately sell income-producing multi-family residential properties. The Registrant is a "closed" limited partnership real estate syndicate formed to acquire multi-family residential properties. Beginning in March 1982 through October 1982, the Registrant offered and sold $75,000,000 in Limited Partnership Units. The net proceeds of this offering were used to acquire twelve income-producing real properties. The Registrant's original property portfolio was geographically diversified with properties acquired in four states. Since 1982, the principal activity of the Registrant has been managing its portfolio.

Three apartment properties were sold in 1988. One apartment was acquired by the lender through a deed in-lieu of foreclosure in 1992. During 1993, two apartment properties were sold and one was acquired by the lender through foreclosure.

On August 10, 1994, an affiliate of Apollo Real Estate Advisors, L.P. ("Apollo") obtained general and limited partnership interests in NPI-AP Management, L.P. ("NPI-AP"), an affiliate of the Managing General Partner.

On October 12, 1994, Apollo acquired one-third of the stock of National Property Investors, Inc. ("NPI"), the parent corporation of NPI Equity Investments II, Inc. Pursuant to the terms of the stock acquisition, Apollo was entitled to designate three of the seven directors of the Managing General Partner and NPI Equity Investments II, Inc. In addition, the approval of certain major actions on behalf of the Registrant required the affirmative vote of at least five directors of the Managing General Partner.

On August 17, 1995, the stockholders of NPI entered into an agreement to sell to IFGP Corporation, a Delaware corporation, an affiliate of Insignia Financial Group, Inc. ("Insignia"), a Delaware corporation, all of the issued and outstanding common stock of NPI, for an aggregate purchase price of $1,000,000. NPI is the sole shareholder of NPI Equity Investments II, Inc., the general partner of FRI, and the entity which controls the Managing General Partner. The closing of the transactions contemplated by the above mentioned agreement (the "Closing") occurred on January 19, 1996.

Upon the Closing, the officers and directors of NPI, NPI Equity II and the Managing General Partner resigned and an affiliate of Insignia caused new officers and directors of each of those entities to be elected (See "Item 9.").

On October 12, 1994, affiliates of Apollo acquired (i) one-third of the stock of the respective general partners of DeForest Ventures I L.P. ("DeForest I") and DeForest Ventures II L.P. and (ii) an additional equity interest in NPI-AP (bringing its total equity interest in such entity to one-third). NPI-AP is a limited partner of DeForest I which was formed for the purpose of making tender offers for limited partnership units in the Registrant as well as eleven affiliated limited partnerships.

On January 19, 1996, DeForest I and certain of its affiliates sold all of its interest in the Registrant to Insignia NPI L.L.C. ("Insignia LLC"), an affiliate of Insignia. Pursuant to a Schedule 13-D filed by Insignia LLC with the Securities and Exchange Commission, Insignia LLC acquired 25,710.50 limited partnership units or approximately 34% of the total limited partnership units of the Registrant (See "Item 11.").

The Partnership has no full-time employees. The Managing General Partner is vested with full authority as to the general management and supervision of the business and affairs of the Partnership. The Non-Managing General Partners and the Limited Partners have no right to participate in the management or conduct of such business and affairs. Insignia Residential Group, L.P. provides day-to-day management services to the Partnership's investment properties.

The business in which the Partnership is engaged is highly competitive, and the Partnership is not a significant factor in its industry. Such competition is primarily on the basis of location, rents, services, and amenities. In addition, the Partnership competes with significant numbers of individuals and organizations (including similar partnerships, real estate investment trusts and financial institutions) with respect to the sale of improved real properties, primarily on the basis of the prices and terms of such transactions.

At this time, it appears that the original investment objective of capital growth from the inception of the Registrant will not be attained and that investors will not receive a return of all their invested capital. The extent to which invested capital is returned to investors is dependent upon the success of the Registrant's strategy as set forth in "Item 6." as well as upon significant improvement in the performance of the Registrant's remaining properties and the markets in which such properties are located and on the sales price of the remaining properties. In this regard, it is anticipated at this time that some of the remaining properties will be held longer than originally expected. The ability to hold and operate these properties is dependent on the Registrant's ability to obtain additional financing, refinancing or debt restructuring as required.

ITEM 2.  DESCRIPTION OF PROPERTIES:

The following table sets forth the Partnership's investments in properties:

                                    Date of
             Property              Purchase     Type of Ownership        Use

Cherry Creek Gardens Apartments      09/82  Fee ownership subject to  Apartment
 Englewood, Colorado                         first mortgage           296 units
Creekside Apartments                 10/82  Fee ownership subject to  Apartment
 Denver, Colorado                            first mortgage           328 units
The Lodge Apartments                 10/82  Fee ownership subject to  Apartment
 Denver, Colorado                            first mortgage           376 units
The Village in the Woods Apartments  10/82  Fee ownership subject to  Apartment
 Cypress, Texas                              first mortgage           530 units
Cooper's Pond Apartments             03/83  Fee ownership subject to  Apartment
 Tampa, Florida                              first and second         463 units
                                             mortgage

SCHEDULE OF PROPERTIES:
(dollar amounts in thousands)

                                 Carrying  Accumulated                   Federal
           Property                Value   Depreciation  Rate   Method  Tax Basis
Cherry Creek Gardens Apartments  $ 14,647 $   6,419     5-30yrs   S\L  $  2,900
Creekside Apartments               10,148     4,159     5-30yrs   S\L     2,929
The Lodge Apartments               11,963     4,886     5-30yrs   S\L     3,442
Cooper's Pond Apartments           14,197     6,593     5-30yrs   S\L     2,828
                                 $ 65,225 $  28,140                    $ 15,899

See "Note A" of the financial statements included in "Item 7." for a description of the Partnership's depreciation policy.

SCHEDULE OF MORTGAGES:
(dollar amounts in thousands)

                                 Principal                                Principal
                                 Balance At                                Balance
                                December 31,  Interest  Period   Maturity   Due At
           Property                 1996        Rate   Amortized   Date    Maturity
Cherry Creek Gardens Apartments  $   7,766     8.630%  25 years  12/01/99 $  7,335
Creekside Apartments                 5,249     7.875%  25 years  07/01/00    4,882
The Lodge Apartments                 5,775     7.875%  25 years  07/01/00    5,363
The Village in the Woods Apts.      14,421      (1)       (1)    01/24/00   14,421
Cooper's Pond - 1st mortgage         3,637     8.000%  23 years  07/01/99    3,439
              - 2nd mortgage         4,134     8.500%     (2)    07/01/05    4,134
                                    40,982                                $ 39,574
Mortgage discount                   (4,608)
                                 $  36,374

(1) Zero coupon note; discounted at an effective interest rate of 10.247%
(2) Interest only

SCHEDULE OF RENTAL RATES AND OCCUPANCY:

                                          Average Annual          Average
                                           Rental Rates          Occupancy
             Property                   1996          1995      1996   1995

Cherry Creek Gardens Apartments    $  8,378/unit $  8,255/unit   96%    95%
Creekside Apartments                  6,210/unit    5,979/unit   97%    97%
The Lodge Apartments                  5,840/unit    5,541/unit   96%    97%
The Village in the Woods Apartments   6,458/unit    6,434/unit   93%    94%
Cooper's Pond Apartments              5,239/unit    5,069/unit   94%    94%


The Village in the Woods Apartments is in a highly competitive market and construction of single family housing continues to increase. Although the Tampa market is a soft market, the average occupancy at Cooper's Pond's Apartments is slightly above the market for that area.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other apartment complexes in the area. The Managing General Partner believes that all of the properties are adequately insured. The multi-family residential properties' lease terms are for one year or less. No residential tenant leases 10% or more of the available rental space.

Real estate taxes and rates in 1996 for each property were (dollar amounts in thousands):

                                               1996              1996
                                             Billing             Rate

Cherry Creek Gardens Apartments              $ 126              10.46
Creekside Apartments                            69               7.76
The Lodge Apartments                            81               7.75
The Village in the Woods Apartments            295               2.75
Cooper's Pond Apartments                       188               2.51


ITEM 3. LEGAL PROCEEDINGS

The Registrant is unaware of any pending or outstanding litigation that is not of a routine nature. The Managing General Partner of the Registrant believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The unit holders of the Registrant did not vote on any matter during the fiscal year covered by this report.

                                      PART II


ITEM 5. MARKET FOR THE PARTNERSHIP'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

The Partnership, a publicly-held limited partnership, sold 75,000 Limited Partnership Units aggregating $75,000,000 during its offering period. The Partnership currently has 75,000 units outstanding and 5,819 Limited Partners of record. There is no intention to sell additional Limited Partnership Units nor is there an established market for these Units.

In October 1996, Unit holders received distributions from operations of $15.04 per Limited Partnership Unit. No distributions from operations were made in 1995.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership realized net income of $133,000 for the year ended December 31, 1996, versus a net loss of $345,000 for the year ended December 31, 1995. The increase in net income can be attributed to increased revenue and decreased expenses. Rental revenues increased due to increases in average rental rates at all of the Partnership's investment properties. Other income increased due to an increase in interest income as a result of the increase in cash reserves held by the Partnership. Also contributing to the increase in other income was an increase in the collection of lease cancellation fees. Operating expense decreased due to fewer interior and exterior building repairs for the year ended December 31, 1996. This decrease in operating expense was offset by increases in depreciation and general and administrative expenses. Depreciation expense increased due to an increase in capital improvements at the Partnership's investment properties. The Partnership reimburses the Managing General Partner and its affiliates for its costs involved in the management and administration of all Partnership activities. While overall expense reimbursements have increased during the year ending December 31, 1996, the recurring expenses subsequent to the transition efforts to the new administration are expected to more closely approximate historical levels. The increase in expense reimbursements during the year ending December 31, 1996, is directly attributable to the combined transition efforts of the Greenville and Atlanta administrative offices during the year-end close, preparation of the 1995 10-K and tax return (including the limited partner K-1's), filing of the first two quarterly reports and transition of asset management responsibilities to the new administration.

On August 3, 1995, the Partnership paid $910,000 to satisfy in full the $1,039,000 second mortgage encumbering the Village in the Woods Apartments at a discount. As a result, the Partnership recognized an extraordinary gain on early extinguishment of debt of $129,000.

Included in operating expense for the year ended December 31, 1996 is $415,000 of major repairs and maintenance mainly comprised of interior building maintenance, exterior painting, exterior building maintenance, and gutter repair.

As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from the burden of increases in expenses. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

Capital Resources and Liquidity

The Partnership had unrestricted cash and cash equivalents of $4,441,000 at December 31, 1996, versus $2,623,000 at December 31, 1995. The increase in net cash provided by operating activities is attributable to an increase in net income and an increase in accrued expenses and other liabilities. Cash flows from investing activities decreased in 1996 as compared to 1995. This decrease results from an increase in property improvements and replacements and an increase in deposits to restricted escrows. The distribution to partners in October 1996 resulted in an increase in net cash used in financing activities for 1996 versus 1995.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $36,374,000, net of discount, is amortized over varying periods with maturity dates ranging from July 1999 to July 2005, at which time the properties will either be sold or refinanced. Future cash distributions will depend on the levels of net cash generated from operations, property sales and the availability of cash reserves. In 1996, Unit holders received distributions from operations of $1,128,000 ($15.04 per Limited Partnership Unit). There were no cash distributions in 1995.

ITEM 7.     FINANCIAL STATEMENTS


CENTURY PROPERTIES FUND XVII

LIST OF FINANCIAL STATEMENTS


  Independent Auditors' Report

  Consolidated Balance Sheet - December 31, 1996

  Consolidated Statements of Operations - Years ended December 31, 1996 and
  1995

  Consolidated Statement of Changes in Partners' Capital (Deficit) - Years ended December 31, 1996 and 1995

  Consolidated Statements of Cash Flows - Years ended December 31, 1996 and
  1995

  Notes to Consolidated Financial Statements



                          Independent Auditors' Report



To the Partners
Century Properties Fund XVII
Greenville, South Carolina


We have audited the accompanying consolidated balance sheet of Century Properties Fund XVII, (a limited partnership) (the "Partnership") and its subsidiaries as of December 31, 1996, and the related consolidated statements of operations, changes in partners' capital (deficit) and cash flows for each of the two years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Partnership's management.
Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Properties Fund XVII and its subsidiaries, as of December 31, 1996, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                     /S/ IMOWITZ KOENIG & CO., LLP



New York, N.Y.
January 30, 1997

                          CENTURY PROPERTIES FUND XVII

                           CONSOLIDATED BALANCE SHEET

                        (in thousands, except unit data)

                               December 31, 1996

Assets
  Cash and cash equivalents:
     Unrestricted                                               $  4,441
     Restricted--tenant security deposits                            269
  Escrow for taxes                                                   422
  Restricted escrows                                                 881
  Other assets                                                       433
  Investment properties (Notes B and E)
     Land                                        $   7,078
     Buildings and related
        personal property                           58,147
                                                    65,225
     Less accumulated depreciation                 (28,140)       37,085
                                                                $ 43,531

Liabilities and Partners' Capital

Liabilities
  Accrued expenses and other liabilities                        $    588
  Accrued taxes                                                      586
  Security deposit liabilities                                       269
  Mortgage notes payable (Notes B and E)                          36,374

Partners' (Deficit) Capital
  General partners                               $  (7,057)
  Limited partners (75,000 units issued
     and outstanding)                               12,771         5,714

                                                                $ 43,531

            See Accompanying Notes to Consolidated Financial Statements


                          CENTURY PROPERTIES FUND XVII

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)


                                                     Years Ended December 31,
                                                         1996            1995
Revenues:
  Rental income                                    $   11,784      $   11,589
  Other income                                            803             604
    Total revenues                                     12,587          12,193

Expenses:
  Operating                                             6,481           6,853
  Interest                                              3,539           3,527
  Depreciation                                          2,127           2,043
  General and administrative                              307             244
    Total expenses                                     12,454          12,667

Income (loss) before extraordinary item                   133            (474)

Extraordinary item - gain on early
  extinguishment of debt                                   --             129

    Net income (loss) (Note C)                     $      133      $     (345)

Net income (loss) allocated to
  general partners                                 $       16      $      (41)
Net income (loss) allocated to
  limited partners                                        117            (304)
    Net income (loss)                              $      133      $     (345)

Per limited partnership unit:
  Income (loss) before extraordinary item          $     1.56      $    (5.57)
  Extraordinary item                                       --            1.52
    Net income (loss)                              $     1.56      $    (4.05)
Cash distributions per limited
  partnership unit                                 $    15.04      $       --

          See Accompanying Notes to Consolidated Financial Statements

                         CENTURY PROPERTIES FUND XVII

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                        (in thousands, except unit data)


                                Limited
                              Partnership   General   Limited
                                 Units     Partners  Partners     Total

Original capital contributions   75,000   $      --    $75,000    $75,000

Partners' (deficit) capital at
December 31, 1994                75,000   $  (6,881)   $14,086    $ 7,205

Net loss for the year ended
December 31, 1995                    --         (41)      (304)      (345)

Partners' (deficit) capital at
December 31, 1995                75,000      (6,922)    13,782      6,860

Distribution to the partners         --        (151)    (1,128)    (1,279)

Net income for the year ended
ended December 31, 1996              --          16        117        133

Partners' (deficit) capital at
December 31, 1996                75,000   $  (7,057)   $12,771    $ 5,714

             See Accompanying Notes to Consolidated Financial Statements


                          CENTURY PROPERTIES FUND XVII

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                          Years Ended December 31,
                                                              1996        1995

Cash flows from operating activities:
  Net income (loss)                                        $     133    $    (345)
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
     Depreciation and amortization                             3,475        3,299
     Extraordinary gain on early extinguishment of debt           --         (129)
     Change in accounts:
       Other assets                                              178          236
       Accrued expenses and other liabilities                    726         (358)

          Net cash provided by operating activities:           4,512        2,703

Cash flows from investing activities:
  Property improvements and replacements                      (1,007)        (692)
  (Deposits to) withdrawals from restricted escrows, net         (45)         760

          Net cash (used in) provided by
            investing activities                              (1,052)          68

Cash flows from financing activities:
  Payments on mortgage notes payable                            (363)        (387)
  Repayments of mortgage notes payable                            --         (910)
  Distribution to partners                                    (1,279)          --

          Net cash used in financing activities:              (1,642)      (1,297)

Net increase in cash and cash equivalents                      1,818        1,474

Cash and cash equivalents at beginning of year                 2,623        1,149

Cash and cash equivalents at end of year                   $   4,441    $   2,623

Supplemental disclosure of cash flow
  Cash paid for interest                                   $   2,043    $   2,268

  Property improvements and replacements in notes payable  $      --    $      39

          See Accompanying Notes to Consolidated Financial Statements


                          CENTURY PROPERTIES FUND XVII

                   Notes to Consolidated Financial Statements

                                 December 31, 1996


NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization:

Century Properties Fund XVII (the "Partnership" or "Registrant") is a California limited partnership organized in November 1981 to acquire and operate residential apartment complexes. The partnership currently owns five residential apartment complexes of which three are located in Colorado, and one each in Florida and Texas. The Partnership's General Partner is Fox Partners, an affiliate of Insignia Financial Group, Inc.

Principles of Consolidation:

The financial statements include all the accounts of the Partnership and its subsidiaries. All significant interpartnership balances have been eliminated. Minority interest is immaterial and not shown separately in the financial statements.

Depreciation:

Depreciation is calculated by the straight-line method over the estimated lives of the rental properties and related personal property.

Cash and Cash Equivalents:

The Partnership considers all highly liquid investments with a maturity, when purchased, of three months or less to be cash equivalents. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Leases:

The Partnership generally leases apartment units for twelve-month terms or less.

Restricted Cash - Tenant Security Deposits:

The Partnership requires security deposits from all apartment leases for the duration of the lease and are considered restricted cash. Deposits are refunded when the tenant vacates the apartment if there has been no damage to the unit.

Loan Costs:

Loan costs of $1,104,000 are included in "Other assets" in the accompanying balance sheet and are being amortized on a straight-line basis over the life of the loans. At December 31, 1996, accumulated amortization is $729,000. Amortization of loan costs is included in "Interest" expense in the accompanying statement of operations.

Investment Properties:

During the fourth quarter of 1995 the Partnership adopted "FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The effect of adoption was not material.

Fair Value:

In 1995, the Partnership implemented "Statement of Financial Accounting Standards No. 107, Disclosure about Fair Value of Financial Instruments", which requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The carrying amount of the Partnership's cash and cash equivalents approximates fair value due to short-term maturities. The Partnership estimates the fair value of its fixed rate mortgage by discounted cash flow analysis, based on estimated borrowing rates currently available to the Partnership (see "Note B").

Advertising Costs:

Advertising costs of $311,000, and $334,000 are charged to expense as incurred and are included in "Operating" expenses in the accompanying statement of operations.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications:

Certain reclassifications have been made to the 1995 balances to conform to the 1996 presentation.

Net Income (Loss) Per Limited Partnership Unit:

Net income (loss) per limited partnership unit is calculated by dividing the net income (loss) allocated to the limited partners by the number of its units outstanding.


NOTE B - MORTGAGE NOTES PAYABLE

The principle terms of mortgage notes payable are as follows (dollar amounts in thousands):

                                Monthly                    Principal   Principal
                                Payment   Stated            Balance    Balance At
                               Including Interest Maturity   Due At   December 31,
           Property            Interest    Rate     Date    Maturity      1996
Cherry Creek Gardens Apartments  $ 67    8.630%   12/01/99 $  7,335    $   7,766
Creekside Apartments               42    7.875%   07/01/00    4,882        5,249
The Lodge Apartments               46    7.875%   07/01/00    5,363        5,775
The Village in the Woods Apts.     --      (1)    01/24/00   14,421       14,421
Cooper's Pond Apartments
   - 1st mortgage                  30    8.000%   07/01/99    3,439        3,637
   - 2nd mortgage                  29    8.500%   07/01/05    4,134        4,134
                                                           $ 39,574       40,982
   Mortgage discount                                                      (4,608)
                                                                       $  36,374

(1) Zero coupon note; discounted at an effective interest rate of 10.247%


The estimated fair values of the Partnership's aggregate debt is approximately $39,000,000. This value represents a general approximation of possible valuation and is not necessarily indicative of the amounts the Partnership may pay in an actual market transaction.

On August 3, 1995, the Partnership paid $910,000 to satisfy in full the $1,039,000 second mortgage encumbering The Village in the Woods Apartments at a discount. The debt forgiveness of $129,000 was recognized as an extraordinary item in 1995.

Scheduled principal payments on the mortgage notes payable subsequent to December 31, 1996, are as follows (dollar amounts in thousands):


                 1997                  $     414
                 1998                        449
                 1999                     11,202
                 2000                     24,783
                 2001                         --
              Thereafter                   4,134
                                       $  40,982

NOTE C - INCOME TAXES

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

Differences between the net income (loss) as reported and Federal taxable loss result primarily from depreciation over different methods and lives and on differing cost bases. The following is a reconciliation of reported net income
(loss) and Federal taxable income (loss):


                                        1996              1995
                                  (in thousands, except unit data)

Net income (loss) as reported       $   133           $  (345)
Add (deduct):
  Depreciation differences           (1,014)             (994)
  Amortization of discount            1,239             1,124
  Miscellaneous                          26                14

Federal taxable income (loss)       $   384           $  (201)

Federal taxable loss
  per limited partnership unit      $  4.51           $ (2.36)


The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):


Net assets as reported                           $  5,714
Sales commissions and organization expense          9,324
Depreciation                                      (28,932)
Provision for impairment of value                   1,430
Leaseback termination                              (1,365)
Lease payments credited to rental properties        2,068
Amortization of discount on notes payable          11,725
Construction period interest and taxes               (483)
Debt forgiven                                        (276)
Interest capitalized for income tax reporting         195
Other                                                 (92)

Net liabilities - Federal tax basis              $   (692)


NOTE D - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the Managing General Partner and affiliates in 1996 and 1995:

                                      1996           1995
                                         (in thousands)

Property management fees             $  617          $ 592

Reimbursement for services of
  affiliates                            166            162


Included in "Reimbursement for services of affiliates" for 1996 is $13,000 in construction oversight costs.

The Partnership insures its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

Included in operating expenses for the fiscal year ended December 31, 1995, are insurance premiums of approximately $399,000 which were paid to the Managing General Partner under a master insurance policy arranged for by the Managing General Partner.

Property management fees and real estate tax reduction fees are included in operating expenses. Reimbursed expenses are primarily included in general and administrative expenses.

In accordance with the partnership agreement, the Managing General Partner is entitled to receive cash distributions as follows: (1) a partnership management incentive not to exceed ten percent, determined on a cumulative, noncompounded basis, of cash from operations available for distribution (as defined in the partnership agreement) distributed to partners, and (2) a continuing interest representing a two percent share of cash distributions, after allocation of the partnership management incentive. Cash distributions to the Managing General Partner for the years ended December 31, 1996 and 1995 are as follows (in thousands):

                                                  1996           1995

Partnership management incentive               $   128       $     --
Continuing interest                                 23             --

Total                                          $   151       $     --

In accordance with the partnership agreement, the Managing General Partner received a partnership management incentive allocation equal to ten percent of net and taxable income (loss) before gains on property dispositions. The Managing General Partner is also allocated its two percent continuing interest in the Partnership's net and taxable income (loss) after preceding allocation. The Managing General Partner is also allocated gain on property dispositions to the extent it is entitled to receive distributions and then twelve percent of any remaining gain.

Upon sale of all properties and termination of the Partnership, the Managing General Partner may be required to contribute certain funds to the Partnership in accordance with the partnership agreement.

On March 29, 1996, an affiliate of Insignia acquired the corporate limited partners owning 1% of the subsidiary partnerships which own the Lodge Apartments, Creekside Apartments and Cherry Creek Apartments.


NOTE E - INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION

                               Initial Cost
                               To Partnership
                               (in thousands)
                                                                    Cost
                                                     Buildings   Capitalized
                                                    and Related   (Removed)
                                                     Personal   Subsequent to
         Description          Encumbrances   Land    Property    Acquisition

Cherry Creek Gardens Apts.    $    7,766   $  1,320  $ 11,879     $  1,448
Creekside Apartments               5,249      1,366     7,307        1,475
The Lodge Apartments               5,775      1,575     8,580        1,808
The Village in the Woods Apts.     9,813      2,852    20,915       (9,497)
Cooper's Pond Apartments           7,771      1,476    12,505          216

Total                         $   36,374   $  8,589  $ 61,186     $ (4,550)


                               Gross Amount at Which Carried
                                      At December 31, 1996
                                      (in thousands)

                               Buildings
                              And Related                          Year
                               Personal            Accumulated      of         Date   Depreciable
  Description          Land    Property    Total  Depreciation Construction  Acquired  Life-Years
Cherry Creek Gardens
 Apartments           $ 1,320  $ 13,327   $ 14,647  $  6,419       1979        9/82     5-30 yrs

Creekside Apartments    1,366     8,782     10,148     4,159       1974       10/82     5-30yrs

The Lodge Apartments    1,577    10,386     11,963     4,886       1974       10/82     5-30 yrs

Village in the Woods
 Apartments             1,500    12,770     14,270     6,083       1983       10/82     5-30 yrs

Cooper's Pond Apts.     1,315    12,882     14,197     6,593     1979-1981     3/83     5-30 yrs

Total                 $ 7,078  $ 58,147   $ 65,225  $ 28,140

The depreciable lives included above are for the buildings and components. The depreciable lives for related personal property are for 5 to 7 years.

Reconciliation of "Investment Properties and Accumulated Depreciation":


                                   Years Ended December 31,
                                       1996            1995
                                          (in thousands)

Investment Properties

Balance at beginning of year      $  64,218        $ 63,526
  Property improvements               1,007             692

Balance at end of year            $  65,225        $ 64,218

                                   Years Ended December 31,
                                       1996            1995
                                          (in thousands)

Accumulated Depreciation

Balance at beginning of year      $  26,013       $  23,970
  Additions charged to expense        2,127           2,043

Balance at end of year            $  28,140       $  26,013


The aggregate cost of the real estate for Federal income tax purposes at December 31, 1996 and 1995 is $72,966,000 and $71,953,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 1996 and 1995 is $57,071,000 and $53,929,000, respectively.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURES

There were no disagreements with Imowitz Koenig & Co., LLP regarding the 1996 or 1995 audits of the Partnership's financial statements.



                                      PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Registrant has no officers or directors. The Managing General Partner of the partnership is Fox Capital Management Corporation. The names and ages of, as well as the positions and offices held by, the executive officers and directors of the Managing General Partner are set forth below. There are no family relationships between or among any officers or directors.


     Name                                Age               Position

William H. Jarrard, Jr.                  50                President and
                                                           Director

Ronald Uretta                            41                Vice President and
                                                           Treasurer

John K. Lines, Esq.                      37                Vice President and
                                                           Secretary

Kelley M. Buechler                       39                Assistant Secretary


William H. Jarrard, Jr. has been Managing Director - Partnership Administration of Insignia since January 1991. Mr. Jarrard served as Managing Director - Partnership Administration and Asset Management from July 1994 until January 1996.

Ronald Uretta served as Insignia's Chief Financial Officer and Treasurer from January 1992 until August 1996. Since August 1996, he has served as Chief Operating Officer of Insignia. He also served as Secretary from January 1992 to June 1994. Since September 1990, Mr. Uretta has served as the Chief Financial Officer and Controller of Metropolitan Asset Group.

John K. Lines, Esq., has been Insignia's General Counsel from June 1994 and General Counsel and Secretary since July 1994. From May 1993 until June 1994, Mr. Lines was the Assistant General Counsel and Vice President of Ocwen Financial Corporation, West Palm Beach, Florida. From October 1991 until May 1993, Mr. Lines was a Senior Attorney with BANC ONE CORPORATION, Columbus, Ohio. From May 1984 until October 1991, Mr. Lines was an attorney with Squire Sanders & Dempsey, Columbus, Ohio.

Kelley M. Buechler has served as Assistant Secretary of Insignia since 1991.

ITEM 10.  EXECUTIVE COMPENSATION

No direct form of compensation or remuneration was paid by the Partnership to any officer or director of the General Partners. The Partnership has no plan, nor does the Partnership presently propose a plan, which will result in any remuneration being paid to any officer or director upon termination of employment. However, fees and other payments have been made to the Partnership's Managing General Partner and its affiliates, as described in "Item
12. Certain Relationships and Related Transactions".


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding limited partnership units of the Registrant owned by each person who is known by the Registrant to own beneficially or exercise voting or dispositive control over more than 5% of the Registrant's limited partnership units, by each of the directors and by all directors and executive officers of the Managing General Partner as a group as of December 31, 1996.

     Name and address of           Amount and nature of
       Beneficial Owner              Beneficial Owner              % of Class

         Insignia LLC                   25,710.50                     34.0

There are no arrangements known to the Registrant which may result in a change in control of the Registrant.

As a result of its ownership of 25,710.50 of limited partnership units, Insignia LLC could be in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, Insignia LLC would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, DeForest II, from whom Insignia LLC acquired its units, had agreed for the benefit of non-tendering unitholders, that would vote its Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non tendering units holders. Except for the foregoing, no other limitations are imposed on Insignia LLC's right to vote each Unit acquired.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the Managing General Partner and affiliates in 1996 and 1995:


                                      1996           1995
                                         (in thousands)

Property management fees             $  617          $ 592

Reimbursement for services of
  affiliates                            166            162

Included in "Reimbursement for services of affiliates" for 1996 is $13,000 in construction oversight costs.

The Partnership insures its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report and incorporated in this Annual Report as set forth in said Index.

(b)  No reports on Form 8-K were filed during the fourth quarter of 1996.


                                     SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           CENTURY PROPERTIES FUND XVII

                           By:   Fox Partners
                                 Its General Partner

                           By:   Fox Capital Management Corporation
                                 Its Managing General Partner

                           By:   /s/William H. Jarrard, Jr.
                                William H. Jarrard, Jr.
                                President and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature/Name                       Title                       Date

/s/ William H. Jarrard, Jr.          President and Director      March 21, 1997
William H. Jarrard, Jr.


/s/ Ronald Uretta                    Principal Financial         March 21, 1997
Ronald Uretta                        Officer and Principal
                                     Accounting Officer



                                EXHIBIT INDEX



   Exhibit Number                          Description of Exhibit

   2.1 NPI, Inc. Stock Purchase Agreement, incorporated by reference to the Registrant's Current Report on Form 8-K dated August 17, 1995.

   2.2 Partnership Units Purchase Agreement incorporated by reference to Exhibit 2.1 to Form 8-K filed by Insignia Financial Group, Inc. ("Insignia") with the Securities and Exchange Commission on September 1, 1995.

   2.3 Management Purchase Agreement incorporated by reference to Exhibit 2.2 to Form 8-K filed by Insignia with the Securities and Exchange Commission on September 1, 1995.

   2.4 Limited Liability Company Agreement of Riverside Drive L.L.C., incorporated by reference to Exhibit
                          2.4 to Form 8-K filed by Insignia with the Securities and Exchange Commission on September 1, 1995.

   2.5 Master Indemnity Agreement incorporated by reference to Exhibit 2.5 to Form 8-K filed by Insignia with the Securities and Exchange Commission on September 1, 1995.

   3.4 Agreement of Limited Partnership, incorporated by reference to Exhibit A to the Prospectus of the Registrant dated March 29, 1982, and as thereafter supplemented contained in the Registrant's Registration Statement on Form S-11 (Reg. No. 2-75411).

   16 Letter from the Registrant's former Independent Auditor dated April 27, 1994, incorporated by reference to exhibit 10 to the Registrant's Current Report on Form 8-K dated April 22, 1994.

   27                     Financial Data Schedule.