Form 10QSB
period 1997-03-31
CENTURY PROPERTIES FUND XVII
filed 1997-05-07
CIK 356472

FORM 10-QSB--QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                      QUARTERLY  OR TRANSITIONAL REPORT


                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended March 31, 1997


[  ]  TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                For the transition period.........to.........


                        Commission file number 0-11137



                         CENTURY PROPERTIES FUND XVII
      (Exact name of small business issuer as specified in its charter)

         California                                            94-2782037
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

      One Insignia Financial Plaza
      Greenville, South Carolina                                  29602
(Address of principal executive offices)                       (Zip Code)

                                (864) 239-1000
                         (Issuer's telephone number)



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

                                March 31, 1997



Assets
  Cash and cash equivalents:
     Unrestricted                                               $  4,881
     Restricted--tenant security deposits                            268
  Escrow for taxes                                                   432
  Restricted escrows                                                 930
  Other assets                                                       390
  Investment properties
     Land                                        $   7,078
     Buildings and related
        personal property                           58,393
                                                    65,471
     Less accumulated depreciation                 (28,687)       36,784
                                                                $ 43,685
Liabilities and Partners' Capital
Liabilities
  Accrued expenses and other liabilities                        $    473
  Accrued taxes                                                      333
  Security deposit liabilities                                       269
  Mortgage notes payable                                          36,622
Partners' (Deficit) Capital
  General partners                               $  (7,041)
  Limited partners (75,000 units issued
     and outstanding)                               13,029         5,988

                                                                $ 43,685
         See Accompanying Notes to Consolidated Financial Statements

b)                           CENTURY PROPERTIES FUND XVII
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)
                           (in thousands, except unit data)

                                                           Three Months Ended
                                                               March 31,
                                                         1997              1996
Revenues:
   Rental income                                    $   3,027           $   2,886
   Other income                                           191                 217
       Total revenues                                   3,218               3,103

Expenses:
   Operating                                              933                 970
   General and administrative                              54                 112
   Maintenance                                            302                 340
   Depreciation                                           547                 516
   Interest                                               912                 883
   Property taxes                                         178                 206
       Total expenses                                   2,926               3,027

          Net income                                $     292           $      76

Income allocated to general partner                 $      34           $       9
Income allocated to limited partners                      258                  67

          Net income                                $     292           $      76

Net income per limited partnership unit             $    3.44           $     .89

          See Accompanying Notes to Consolidated Financial Statements

c)
                             CENTURY PROPERTIES FUND XVII
                 CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                      (Unaudited)
                            (in thousands, except unit data)

                                   Limited
                                 Partnership    General        Limited
                                    Units       Partners      Partners         Total
Original capital contributions     75,000    $       --     $   75,000    $   75,000

Partners' (deficit) capital at
  December 31, 1996                75,000    $   (7,057)    $   12,771    $    5,714

Distributions to partners                           (18)            --           (18)

Net income for the three
  months ended March 31, 1997          --            34            258           292

Partners' (deficit) capital at
  March 31, 1997                   75,000    $   (7,041)    $   13,029    $    5,988

          See Accompanying Notes to Consolidated Financial Statements

d)
                          CENTURY PROPERTIES FUND XVII
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                 (in thousands)

                                                            Three Months Ended
                                                                 March 31,
                                                              1997          1996
Cash flows from operating activities:
  Net income                                              $    292       $     76
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation                                               547            516
    Amortization of loan costs and debt discounts              368            334
 Change in accounts:
   Other assets                                                  7             27
   Accrued expenses and other liabilities                     (368)           295

     Net cash provided by operating activities                 846          1,248

Cash flows from investing activities:
 Deposits to restricted escrows, net of withdrawals            (49)           (54)
 Property improvements and replacements                       (246)          (250)

     Net cash used in investing activities                    (295)          (304)

Cash flows from financing activities:
 Payments on mortgage notes payable                            (93)           (97)
 Distribution to partners                                      (18)            --

     Net cash used in financing activities                    (111)           (97)

Net increase in unrestricted cash and cash equivalents         440            847

Unrestricted cash and cash equivalents at
  beginning of period                                        4,441          2,623

Unrestricted cash and cash equivalents at
  end of period                                           $  4,881       $  3,470

Supplemental information:
 Cash paid for interest                                   $    510       $    554

            See Accompanying Notes to Consolidated Financial Statements

e)                          CENTURY PROPERTIES FUND XVII
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Century Properties Fund XVII (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation (the "Managing General Partner" or "FCMC"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1996.

Certain reclassifications have been made to the 1996 information to conform to the 1997 presentation.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on its general partners Fox Realty Investors ("FRI"), a California general partnership, and the Managing General Partner, a California corporation, and their affiliates for the management and administration of all partnership activities. The partnership agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Pursuant to a series of transactions which closed during the first half of 1996, affiliates of Insignia Financial Group, Inc. ("Insignia") acquired all of the issued and outstanding shares of stock of FCMC, NPI Equity Investments II, Inc. ("NPI Equity"), the managing general partner of FRI, and National Property Investors, Inc. ("NPI"). In connection with these transactions, affiliates of Insignia appointed new officers and directors of NPI Equity and FCMC.

On March 29, 1996, an affiliate of Insignia acquired all of the issued and outstanding shares of stock of the general partners of the subsidiary partnerships which hold title to Cherry Creek Gardens Apartments, The Lodge Apartments and Creekside Apartments, which general partners hold a 1% interest in profits, losses and distributions of such subsidiary partnerships.

The following transactions with affiliates of Insignia, NPI and affiliates of NPI were charged to expense in 1997 and 1996:


                                                           Three Months Ended
                                                               March 31,
                                                             (in thousands)
                                                            1997           1996

Property management fees                                  $ 157           $ 149

Reimbursement for services of affiliates                     38              71

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

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of five apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1997 and 1996:

                                                 Average
                                                Occupancy
Property                                     1997           1996

Cherry Creek Garden Apartments
 Englewood, Colorado                         94%             94%
Creekside Apartments
  Denver, Colorado                           96%             97%
The Lodge Apartments
 Denver, Colorado                            97%             96%
The Village in the Woods Apartments
 Cypress, Texas                              93%             91%
Cooper's Pond Apartments
 Tampa, Florida (1)                          94%             90%


1)The increase in occupancy at Cooper's Pond Apartments is due to an increased emphasis on lease renewals.

The Partnership generated net income for the three months ended March 31, 1997, of $292,000 compared to $76,000 for the same period of 1996. The increase in net income is primarily attributable to an increase in revenues and a decrease in certain expenses. Rental income increased due to increased average occupancy at The Lodge Apartments, Cooper's Pond Apartments, and The Village in the Woods Apartments. Operating expense decreased due to decreases in advertising expense and insurance expense at all of the Partnership's investment properties.
General and administrative expenses decreased due to increased expense reimbursements in 1996, related to the relocation of the partnership administration offices from Atlanta, GA to Greenville, SC. Maintenance expense decreased due to fewer interior repairs and improvements needed at The Lodge Apartments and Creekside Apartments, although there are over $1,000,000 in capital improvements budgeted for the Partnership's investment properties during 1997, of which $246,000 has been completed to date. These budgeted improvements consist of new carpeting, appliances, perimeter fencing and roof replacements. Property tax expense decreased for the three months ended March 31, 1997, as compared to the three months ended March 31, 1996, due to decreased property tax rates and/or valuations at all of the investment properties. Offsetting these decreases in expenses were increases in depreciation expense and interest expense. Depreciation expense increased due to an increase in depreciable assets at the Partnership's investment properties. Interest expense increased due to increased amortization of the debt discount secured by The Village in the Woods Apartments' zero coupon note.

Included in maintenance expense for the three months ended March 31, 1997, is $51,000 of major repairs and maintenance mainly comprised of exterior building improvements and major landscaping. Included in maintenance expense for the three months ended March 31, 1996, is $32,000 of major repairs and maintenance mainly comprised of major landscaping, office equipment, and exterior building improvement.

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

At March 31, 1997, the Partnership had unrestricted cash and cash equivalents of $4,881,000 compared to $3,470,000 at March 31, 1996. Net cash provided by operating activities decreased as a result of decreased accrued expenses and other liabilities, which is due to the timing of the payment of various operating expenses. Net cash used in investing activities remained stable for the three months ended March 31, 1997, versus the same period in 1996. The increase in net cash used in financing activities is due to the distribution of $18,000 to the general partner that owns a 1% interest in the lower tier partnerships that own Cherry Creek Gardens Apartments, The Lodge Apartments and Creekside Apartments. This distribution was necessitated by a distribution of $1,782,000 from these lower tier partnerships to the Partnership in order to accumulate funds into one pool for investment purposes.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $36,622,000 net of discount, is amortized over varying periods with maturity dates ranging from July 1999 to July 2005, at which time the properties will either be refinanced or sold. Future cash distributions will depend on the levels of net cash generated from operations, property sales and the availability of cash reserves. Currently, the Managing General Partner is evaluating the feasibility of a distribution during 1997.




                            PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

 b) Reports on Form 8-K:  None filed during the quarter ended March 31, 1997.



                                     SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                           CENTURY PROPERTIES FUND XVII

                           By:   Fox Capital Management Corporation,
                                 Managing General Partner

                           By:   /s/ William H. Jarrard, Jr.
                                 William H. Jarrard, Jr.
                                 President and Director

                           BY:   /s/ Ronald Uretta
                                 Ronald Uretta
                                 Vice President and Treasurer

                           Date: May 7, 1997