Form 10QSB
period 1997-06-30
CENTURY PROPERTIES FUND XVII
filed 1997-07-31
CIK 356472

FORM 10-QSB--QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1997


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

                                June 30, 1997

  Assets
    Cash and cash equivalents:
       Unrestricted                                                   $    5,514
       Restricted - tenant security deposits                                 266
    Escrows for taxes                                                        466
    Restricted escrows                                                       910
    Other assets                                                             462
    Investment properties:
       Land                                           $   7,078
       Buildings and related personal property           58,616
                                                         65,694
       Less accumulated depreciation                    (29,184)          36,510
                                                                      $   44,128
  Liabilities and Partners' Capital
  Liabilities
     Accounts payable                                                 $      196
     Other liabilities                                                       355
     Accrued taxes                                                           396
     Security deposit liabilities                                            266
     Mortgage notes payable                                               36,862

  Partners' (Deficit) Capital:
    General partner's                                 $  (7,033)
    Limited partners'(75,000 units issued and
       outstanding)                                      13,086           6,053
                                                                      $  44,128

         See Accompanying Notes to Consolidated Financial Statements


b)
                             CENTURY PROPERTIES FUND XVII
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)
                           (in thousands, except unit data)

                                    Three Months Ended         Six Months Ended
                                         June 30,                   June 30,
                                    1997         1996         1997          1996
Revenues:
 Rental income                   $  3,058     $  2,933     $   6,085     $   5,819
 Other income                         192          202           383           419
    Total revenues                  3,250        3,135         6,468         6,238

Expenses:
 Operating                            992          998         1,925         1,968
 General and administrative            77           84           131           196
 Maintenance                          378          404           680           744
 Depreciation                         557          537         1,104         1,053
 Property taxes                       205          202           383           408
 Interest                             912          890         1,824         1,773
    Total expenses                  3,121        3,115         6,047         6,142

Loss on disposal of property          (64)          --           (64)           --

      Net income                 $     65     $     20     $     357     $      96

Net income allocated to
 general partners (11.8%)        $      8     $      2     $      42     $      11

Net income allocated to
 limited partners (88.2%)              57           18           315            85

      Net income                 $     65     $     20     $     357     $      96

Net income per limited
 partnership unit                $    .76     $    .24     $    4.20     $    1.13

             See Accompanying Notes to Consolidated Financial Statements

c)                            CENTURY PROPERTIES FUND XVII
            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                      (Unaudited)
                            (in thousands, except unit data)

                                   Limited
                                 Partnership    General       Limited
                                    Units       Partners      Partners        Total
Original capital contributions     75,000     $      --     $   75,000     $  75,000

Partners' (deficit) capital
 at December 31, 1996              75,000     $  (7,057)    $   12,771     $   5,714

Distributions to partners                           (18)            --           (18)

Net income for the six
 months ended June 30, 1997            --            42            315           357

Partners' (deficit) capital
 at June 30, 1997                  75,000     $  (7,033)    $   13,086     $   6,053

          See Accompanying Notes to Consolidated Financial Statements

d)
                             CENTURY PROPERTIES FUND XVII
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                                   (in thousands)

                                                                Six Months Ended
                                                                    June 30,
                                                              1997            1996
Cash flows from operating activities:
Net income                                               $     357       $      96
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation                                               1,104           1,053
  Amortization of loan costs and debt discounts                737             673
  Loss on disposal of property                                  64              --
 Change in accounts:
   Other assets                                               (124)            134
   Accrued expenses and other liabilities                     (230)            307

     Net cash provided by operating activities               1,908           2,263

Cash flows from investing activities:
 Deposits to restricted escrows, net of withdrawals            (29)            (92)
 Property improvements and replacements                       (593)           (499)

     Net cash used in investing activities                    (622)           (591)

Cash flows from financing activities:
 Payments of mortgage notes payable                           (195)           (192)
 Distribution to partners                                      (18)             --

     Net cash used in financing activities                    (213)           (192)

Net increase in unrestricted cash and cash
 equivalents                                                 1,073           1,480

Unrestricted cash and cash equivalents at
 beginning of period                                         4,441           2,623

Unrestricted cash and cash equivalents at
 end of period                                          $    5,514      $    4,103

Supplemental information:
 Cash paid for interest                                 $    1,052      $    1,098

             See Accompanying Notes to Consolidated Financial Statements

e)
                             CENTURY PROPERTIES FUND XVII
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Century Properties Fund XVII (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1996.

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

On March 29, 1996, an affiliate of Insignia acquired all of the issued and outstanding shares of stock of the general partners of the subsidiary partnerships which hold title to Cherry Creek Garden Apartments, The Lodge Apartments and Creekside Apartments, which general partners hold a 1% interest in profits, losses and distributions of such subsidiary partnerships.

The following transactions with affiliates of Insignia, NPI, and affiliates of NPI were charged to expense in 1997 and 1996:

                                                           For the Six Months Ended
                                                                   June 30,
                                                                (in thousands)
                                                                1997         1996
Property management fees (included in operating expenses)     $  317        $  304
Reimbursement for services of affiliates (included in
  general and administrative expenses)                            78           123

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

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of five apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1997 and 1996:

                                                   Average
                                                  Occupancy
Property                                     1997           1996
Cherry Creek Garden Apartments
 Englewood, Colorado                         95%             95%
Creekside Apartments
 Denver, Colorado                            96%             97%
The Lodge Apartments
 Denver, Colorado                            97%             96%
The Village in the Woods Apartments
 Cypress, Texas                              94%             92%
Cooper's Pond Apartments
 Tampa, Florida                              94%             92%

The Partnership generated net income of approximately $357,000 for the six months ended June 30, 1997, compared to net income of approximately $96,000 for the corresponding period of 1996. For the three months ended June 30, 1997, the Partnership generated net income of approximately $65,000 compared to net income of approximately $20,000 for the three months ended June 30, 1996. The increase in net income is primarily attributable to an increase in rental revenue due to increases in occupancy at The Lodge Apartments and Cooper's Pond Apartments. Also contributing to the increase in net income were decreases in certain expenses at the properties. General and administrative expenses decreased due to the transition and relocation of the administrative offices during the first quarter of 1996. Maintenance expense decreased due to fewer interior repairs needed at the Village in the Woods Apartments and Creekside Apartments, although there are over $1,000,000 in capital improvements budgeted for the Partnership's investment properties during 1997, of which approximately $593,000 has been completed to date. These budgeted improvements consist of new carpeting, appliances, perimeter fencing, and roof replacements. Property tax expense decreased due to decreased property tax rates and/or valuations at all of the investment properties. Offsetting these decreases in expenses were increases in depreciation expense and interest expense. Depreciation expense increased due to an increase in depreciable assets at the Partnership's investment properties. Interest expense increased due to increased amortization of the debt discount secured by The Village in the Woods Apartments' zero coupon note. The Partnership also incurred a $64,000 loss on disposal of property due to roof replacements at Creekside Apartments and The Village in the Woods Apartments.

Included in maintenance expense for the six months ended June 30, 1997, is $110,000 of major repairs and maintenance mainly comprised of exterior building improvements and major landscaping. Included in maintenance expense for the six months ended June 30, 1996, is $88,000 of major repairs and maintenance mainly comprised of major landscaping and exterior building improvements.

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

At June 30, 1997, the Partnership had unrestricted cash of approximately $5,514,000 compared to approximately $4,103,000 at June 30, 1996. Net cash provided by operating activities decreased primarily as a result of decreased accrued expenses and other liabilities due to the timing of the payments. Also contributing to the decrease in net cash provided by operating activities was an increase in other assets due to an increase in the amount of prepaid insurance at June 30, 1997. Net cash used in investing activities increased due to an increase in property improvements and replacements and decreased withdrawals from the capital improvement reserves. The increase in net cash used in financing activities is due to the distribution of $18,000 to the general partner that owns a 1% interest in the lower tier partnerships that own Cherry Creek Garden Apartments, The Lodge Apartments and Creekside Apartments. This distribution was necessitated by a distribution of $1,782,000 from these lower tier partnerships to the Partnership in order to accumulate funds into one pool for investment purposes.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. The Partnership has no outstanding amounts due under this line of credit. Based on present plans, the Managing General Partner does not anticipate the need for the Partnership to borrow in the near future. Other than cash and cash equivalents, the line of credit is the Partnership's only unused source of liquidity.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $36,862,000 net of discount, is amortized over varying periods with maturity dates ranging from July 1999 to July 2005, at which time the properties will either be refinanced or sold. Future cash distributions will depend on the levels of net cash generated from operations, property sales and the availability of cash reserves. Currently, the Managing General Partner is evaluating the feasibility of a distribution during 1997.




                             PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

 b) Reports on Form 8-K: None filed during the three months ended June 30, 1997.



                                      SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                           CENTURY PROPERTIES FUND XVII

                           By:   Fox Capital Management Corporation
                                 Managing General Partner

                           By:   /s/ William H. Jarrard, Jr.
                                 William H. Jarrard, Jr.
                                 President and Director

                           BY:   /s/ Ronald Uretta
                                 Ronald Uretta
                                 Vice President and Treasurer


                           Date: July 31, 1997