Form 10QSB
period 1997-09-30
CENTURY PROPERTIES FUND XVII
filed 1997-11-04
CIK 356472

FORM 10-QSB--QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT


                    U.S. Securities and Exchange Commission
                            Washington, D.C.  20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 1997


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

                               September 30, 1997


Assets
 Cash and cash equivalents:
     Unrestricted                                                  $    6,229
     Restricted - tenant security deposits                                273
 Escrows for taxes                                                        685
 Restricted escrows                                                       919
 Other assets                                                             412
 Investment properties:
       Land                                         $   7,078
       Buildings and related personal property         58,861
                                                       65,939
       Less accumulated depreciation                  (29,754)         36,185
                                                                   $   44,703
Liabilities and Partners' Capital
Liabilities
  Accounts payable                                                 $       98
  Other liabilities                                                       368
  Accrued taxes                                                           594
  Security deposit liabilities                                            273
  Mortgage notes payable                                               37,099
Partners' (Deficit) Capital:
  General partner                                   $  (7,019)
  Limited partners'(75,000 units issued and
       outstanding)                                    13,290          6,271
                                                                   $  44,703


         See Accompanying Notes to Consolidated Financial Statements

b)                          CENTURY PROPERTIES FUND XVII
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)
                           (in thousands, except unit data)




                                      Three Months Ended     Nine Months Ended
                                         September 30,         September 30,
                                        1997       1996       1997        1996
Revenues:
 Rental income                      $  3,165    $  2,964  $   9,250   $   8,783
 Other income                            215         191        598         610
    Total revenues                     3,380       3,155      9,848       9,393

Expenses:
 Operating                               994         997      2,919       2,965
 General and administrative               77          61        208         257
 Maintenance                             403         416      1,083       1,160
 Depreciation                            569         527      1,673       1,580
 Property taxes                          198         200        581         608
 Interest                                908         884      2,732       2,657
    Total expenses                     3,149       3,085      9,196       9,227

Loss on disposal of property              --          --        (64)         --

      Net income                    $    231    $     70  $     588   $     166

Net income allocated to
 general partner (11.8%)            $     27    $      8  $      69   $      20

Net income allocated to
 limited partners (88.2%)                204          62        519         146

      Net income                    $    231    $     70  $     588   $     166

Net income per limited
 partnership unit                   $   2.72    $    .83  $    6.92   $    1.95


             See Accompanying Notes to Consolidated Financial Statements


c)                            CENTURY PROPERTIES FUND XVII
            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                      (Unaudited)
                            (in thousands, except unit data)



                                 Limited
                               Partnership   General      Limited
                                  Units      Partner      Partners      Total

Original capital contributions   75,000    $      --    $   75,000   $  75,000

Partners' (deficit) capital
 at December 31, 1996            75,000    $  (7,057)   $   12,771   $   5,714

Distributions to partners                        (31)           --         (31)

Net income for the nine months
 ended September 30, 1997            --           69           519         588

Partners' (deficit) capital
 at September 30, 1997           75,000    $  (7,019)   $   13,290   $   6,271

          See Accompanying Notes to Consolidated Financial Statements

d)                           CENTURY PROPERTIES FUND XVII
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                                 (in thousands)


                                                          Nine Months Ended
                                                            September 30,
                                                            1997        1996
Cash flows from operating activities:
Net income                                              $     588     $    166
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation                                              1,673        1,580
  Amortization of loan costs and debt discounts             1,105        1,011
  Loss on disposal of property                                 64           --
  Change in accounts:
   Other assets                                              (326)          41
   Accrued expenses and other liabilities                    (110)         487

     Net cash provided by operating activities              2,994        3,285

Cash flows from investing activities:
 Deposits to restricted escrows, net of withdrawals           (38)        (169)
 Property improvements and replacements                      (837)        (774)

     Net cash used in investing activities                   (875)        (943)

Cash flows from financing activities:
 Payments on mortgage notes payable                          (300)        (289)
 Distribution to partners                                     (31)          --

     Net cash used in financing activities                   (331)        (289)

Net increase in unrestricted cash and cash
 equivalents                                                1,788        2,053

Unrestricted cash and cash equivalents at
 beginning of period                                        4,441        2,623

Unrestricted cash and cash equivalents at
 end of period                                         $    6,229   $    4,676

Supplemental information:
 Cash paid for interest                                $    1,593   $    1,645

             See Accompanying Notes to Consolidated Financial Statements

e)                           CENTURY PROPERTIES FUND XVII
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Century Properties Fund XVII (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1996.

Certain reclassifications have been made to the 1996 information to conform to the 1997 presentation.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on its general partner, Fox Realty Investors ("FRI"), a California general partnership, and the Managing General Partner, a California corporation, and their affiliates for the management and administration of all partnership activities. The partnership agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

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

The following transactions with affiliates of Insignia were charged to expense in 1997 and 1996:

                                                           For the Nine Months Ended
                                                                  September 30,
                                                                 (in thousands)
                                                                1997          1996
Property management fees (included in operating expenses)     $  481        $  460

Reimbursement for services of affiliates (includes
  approximately $10,000 and $2,000 in construction
  oversight costs for the periods ended September 30, 1997
  and 1996, respectively)                                        117           126


From January 19, 1996, through August 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner who receives payment on these obligations from the agent. The amount of the Partnership's insurance premiums that accrued to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations was not significant.

On August 28, 1997, an Insignia affiliate commenced tender offers for limited partnership interests in six real estate limited partnerships (including the Partnership) in which various Insignia affiliates act as general partner. The Purchaser offered to purchase up to 22,500 of the outstanding units of limited partnership interest in the Partnership, at $225.00 per Unit, net to the seller in cash, upon the terms and subject to the conditions set forth in the Offer to Purchase dated August 28, 1997 (the "Offer to Purchase") and the related Assignment of the Partnership Interest attached as Exhibits (a)(1) and (a)(2), respectively, to the Tender Offer Statement on Schedule 14D-1 originally filled with the Securities and Exchange Commission on August 28, 1997. Because of the existing and potential future conflicts of interest (described in the Partnership's Statements on Schedule 14D-9 filed with the Securities Exchange Commission), neither the partnership nor the General Partner expressed any opinion as to the Offer to Purchase and made no recommendation as to whether unit holders should tender their units in response to the Offer to Purchase.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of five apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1997 and 1996:


                                                Average
                                               Occupancy
Property                                    1997         1996

Cherry Creek Garden Apartments
 Englewood, Colorado                        95%           96%
Creekside Apartments
 Denver, Colorado                           96%           97%
The Lodge Apartments
 Denver, Colorado                           97%           96%
The Village in the Woods Apartments
 Cypress, Texas                             95%           93%
Cooper's Pond Apartments
 Tampa, Florida                             95%           94%

The Partnership generated net income of approximately $588,000 for the nine months ended September 30, 1997, compared to net income of approximately $166,000 for the corresponding period of 1996. For the three months ended September 30, 1997, the Partnership generated net income of approximately $231,000, compared to net income of approximately $70,000 for the three months ended September 30, 1996.

The increase in net income for the three and nine months ended September 30, 1997, compared to the corresponding period of 1996, is primarily attributable to an increase in rental revenue which resulted from increased rental rates at all of the Partnership's properties. Also contributing to the increase in net income are decreases in operating, general and administrative and maintenance costs.

The decrease in operating expenses are primarily attributable to decreases in advertising at Cherry Creek Gardens Apartments. Print advertisement and tenant relations were decreased in an effort to control advertising costs at this property. General and administrative expenses decreased for the nine month period ended September 30, 1997, as a result of expenses incurred in the transition and relocation of the administrative offices during the first quarter of 1996. The decrease in maintenance expense for the nine months ended September 30, 1997, compared to the same period in 1996, is primarily due to decreases in deferred maintenance and enhancement projects completed in 1996 at Coopers Pond Apartments and Creekside Apartments. Offsetting these decreases in expenses were increases to depreciation and interest expense. Depreciation expense increased due to significant additions of depreciable assets at all of the Partnership's investment properties in 1997 and 1996. Interest expense increased due to the increased amortization of the debt discount secured by The Village in the Woods Apartments' zero coupon note. Also offsetting the increase in net income for the nine months ended September 30, 1997, was a loss on disposal of property due to roof replacements at Creekside Apartments and The Village in the Woods Apartments. This loss is the result of the write-off of roof's that were not fully depreciated at the time of the replacement.

Included in maintenance expense for the nine months ended September 30, 1997, is approximately $200,000 of major repairs and maintenance mainly comprised of exterior building improvements and major landscaping. Included in maintenance expense for the nine months ended September 30, 1996, is $171,000 of major repairs and maintenance mainly comprised of gutter repairs, major landscaping and exterior building improvements.

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

At September 30, 1997, the Partnership had unrestricted cash and cash equivalents of approximately $6,229,000 compared to approximately $4,676,000 at September 30, 1996. Net cash provided by operating activities decreased primarily as a result of an increase in other assets and a decrease in accrued expenses and other liabilities. The increase in other assets is a result of deposits to tax and insurance escrows and an increase in the amount of prepaid insurance. The decrease in accrued and other liabilities resulted from a decrease in accounts payable due to the timing of payments. Net cash used in investing activities decreased due to a reduction in deposits to restricted reserves, net of withdrawals. Net cash used in financing activities increased due to the distribution of approximately $31,000 to the general partner that owns a 1% interest in the lower-tier partnerships that own Cherry Creek Gardens Apartments, The Lodge Apartments and Creekside Apartments. This distribution was necessitated by a distribution of approximately $3,136,000 from these lower-tier partnerships to the Partnership in order to accumulate funds into one pool for investment purposes.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. The Partnership has no outstanding amounts due under this line of credit. Based on present plans, the Managing General Partner does not anticipate the need for the Partnership to borrow in the near future. Other than unrestricted cash and cash equivalents, the line of credit is the Partnership's only unused source of liquidity.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $37,099,000, net of discount, is amortized over varying periods with maturity dates ranging from July 1999 to July 2005, at which time the properties will either be refinanced or sold. Future cash distributions will depend on the levels of net cash generated from operations, property sales and the availability of cash reserves. Currently, the Managing General Partner is evaluating the feasibility of a distribution during 1997.

On August 28, 1997, an Insignia affiliate commenced tender offers for limited partnership interests in six real estate limited partnerships (including the Partnership) in which various Insignia affiliates act as general partner. The Purchaser offered to purchase up to 22,500 of the outstanding units of limited partnership interest in the Partnership, at $225.00 per Unit, net to the seller in cash, upon the terms and subject to the conditions set forth in the Offer to Purchase dated August 28, 1997 (the "Offer to Purchase") and the related Assignment of the Partnership Interest attached as Exhibits (a)(1) and (a)(2), respectively, to the Tender Offer Statement on Schedule 14D-1 originally filled with the Securities and Exchange Commission on August 28, 1997. Because of the existing and potential future conflicts of interest (described in the Partnership's Statements on Schedule 14D-9 filed with the Securities Exchange Commission), neither the partnership nor the General Partner expressed any opinion as to the Offer to Purchase and made no recommendation as to whether unit holders should tender their units in response to the Offer to Purchase.

                             PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

In August 1997, an Insignia affiliate (the "Purchaser") commenced tender offers for limited partner interests in six real estate limited partnerships including the Partnership (collectively, the "Tender Partnerships"), in which various Insignia affiliates act as general partner. On September 5, 1997, a partnership claiming to be a holder of limited partnership units in one of the Tender Partnerships, filed a complaint with respect to a punative class action in the Court of Chancery in the State of Delaware in and for New Castle County (the "City Partnerships complaint") challenging the actions of the defendants (including the Purchaser, Insignia and certain Insignia affiliates) in connection with the tender offers. Neither the Partnership nor the Managing General Partner were named as defendants in the action. The City Partnerships complaint alleges that, among other things, the defendants have intentionally mismanaged the Tender Partnerships and coerced the limited partners into selling their units pursuant to the tender offers for substantially lower prices than the units are worth. The plaintiffs also allege that the defendants breached an alleged duty to provide an independent analysis of the fair market value of the limited partnership units, failed to appoint a disinterested committee to review the tender offer and did not adequately consider other alternatives available to the limited partners.

On September 8, 1997, persons claiming to be holders of limited partnership units in the Tender Partnerships filed a complaint with respect to a punative class action and derivative suit in the Superior Court for the State of California for the County of San Mateo (the "Kline complaint") challenging the actions of the defendants (including the Purchaser, Insignia, certain Insignia affiliates and the Tender Partnerships) in connection with the tender offers. The Kline complaint alleges that, among other things, the defendants have intentionally mismanaged the Tender Partnerships and that, as a result of the tender offers, the Purchaser will acquire effective voting control over the Tender Partnerships at substantially lower prices, than the units are worth. On September 24, 1997, the court denied the plaintiffs' application for a temporary restraining order and their request for preliminary injunctive relief preventing the completion of the tender offers.

On September 10, 1997, persons claiming to be holders of limited partnership units in the Tender Partnerships filed a complaint with respect to a punative class action and derivative suit in the Superior Court for the State of California for the County of Alameda (the "Heller complaint") challenging the actions of the defendants (including the Purchaser, Insignia, certain Insignia affiliates and the Tender Partnerships) in connection with the tender offers. The Heller complaint alleges that, among other things, the defendants have intentionally mismanaged the Tender Partnerships and that, as a result of the tender offers, the Purchaser will acquire effective voting control of the Tender Partnerships at substantially lower prices than the units are worth. The Plaintiffs also allege that the defendants breached an alleged duty to retain an independent advisor to consider alternatives to the tender offers.

The Managing General Partner believes that the allegations contained in the City Partnerships, Kline and Heller complaints are without merit and intends to vigorously contest each of those complaints.




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 a)  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

 b) Reports on Form 8-K: None filed during the three months ended September 30, 1997.



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


                           Date: November 3, 1997