Form 10KSB
period 1997-12-31
CENTURY PROPERTIES FUND XVII
filed 1998-03-12
CIK 356472

FORM 10-KSB-ANNUAL OR TRANSITIONAL REPORT UNDER
                              SECTION 13 OR 15(D)

                                  FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                  For the fiscal year ended December 31, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

           For the transition period from____________to_____________

                         Commission file number 0-11137

                          CENTURY PROPERTIES FUND XVII
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

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

                           Limited Partnership Units

                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

State issuer's revenues for its most recent fiscal year. $13,185,000

State the aggregate market value of the voting partnership interests held by nonaffiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of a specified date within the past 60 days. Market value information for Registrant's partnership interests is not available. Should a trading market develop for these interests, it is the Managing General Partner's belief that the aggregate market value of the voting partnership interests would not exceed $25 million.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE


                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Century Properties Fund XVII (the "Partnership") was organized in November 1981 as a California limited partnership under the Uniform Limited Partnership Act of
the California Corporations Code.   Fox Partners, a California general
partnership, is the general partner of the Partnership. The general partners of Fox Partners are Fox Capital Management Corporation (the "Managing General Partner"), a California corporation, Fox Realty Investors ("FRI"), a California general partnership, and Fox Partners 82, a California general partnership. NPI Equity Investments II, Inc., a Florida corporation ("NPI Equity"), is the general partner of FRI.

The principal business of the Partnership is and has been to acquire, hold for investment, and ultimately sell income-producing multi-family residential properties. The Partnership is a "closed" limited partnership real estate syndicate formed to acquire multi-family residential properties. Beginning in March 1982 through October 1982, the Partnership offered and sold $75,000,000 in Limited Partnership Units. The net proceeds of this offering were used to acquire twelve income-producing real properties. The Partnership's original property portfolio was geographically diversified with properties acquired in four states. Since 1982, the principal activity of the Partnership has been managing its portfolio.

Three apartment properties were sold in 1988. One apartment was acquired by the lender through a deed in-lieu of foreclosure in 1992. During 1993, two apartment properties were sold and one was acquired by the lender through foreclosure. The Partnership continues to own the remaining five properties. See "Item 2. Description of Business."

Pursuant to a series of transactions which closed during the first half of 1996, affiliates of Insignia Financial Group, Inc. ("Insignia") acquired all of the issued and outstanding shares of stock of FCMC, NPI Equity and National Property Investors, Inc. ("NPI"), the sole shareholder of NPI Equity until December 31, 1996, at which time the stock of NPI Equity was acquired by Insignia Properties Trust. In connection with these transactions, affiliates of Insignia appointed new officers and directors of NPI, NPI Equity and FCMC. See "Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act."

On January 19, 1996, DeForest Ventures I, L.P., the entity which tendered for Units in the Partnership in 1994 and 1995, and certain of its affiliates sold the Units then held by them (25,710.5 Units representing approximately 34% of the total outstanding Units at such time) to Insignia NPI L.L.C. ("Insignia LLC"), an affiliate of Insignia. Insignia LLC subsequently transferred these units to Insignia Properties L.P. As a result, Insignia Properties L.P. could be in a position to significantly influence all voting decisions with respect to the Partnership. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, Insignia Properties L.P. would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, Insignia Properties L.P. had agreed for the benefit of non-tendering unitholders, that it would vote its Units: (i) against any increase in compensation payable to the Managing General Partner or its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non tendering unitholders. Except for the foregoing, no other limitations are imposed on Insignia Properties L.P.'s right to vote each Unit acquired. In addition to the foregoing Units, on October 6, 1997, Insignia Properties L.P. acquired an additional 3,369.5 Units pursuant to its August 28, 1997 tender offer. See "Item 6. Management's Discussion and Analysis or Plan of Operation" for additional information with respect to this tender offer. Pursuant to a Schedule 13-D filed by Insignia Properties, L.P. with the Securities and Exchange Commission, Insignia Properties L.P. currently holds 29,191 Units representing approximately 38.9% of the total outstanding Units.

The Partnership has no full-time employees. The Managing General Partner is vested with full authority as to the general management and supervision of the business and affairs of the Partnership. The non-managing general partners and the Limited Partners have no right to participate in the management or conduct of such business and affairs. NPI-AP Management, an affiliate of Insignia, provides day-to-day management services to the Partnership's investment properties.

There have been, and it is possible there may be other, Federal, state and local legislation and regulations enacted relating to the protection of the environment. The Partnership is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the properties owned by the Partnership.

The Partnership monitors its properties for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed, which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

The business in which the Partnership is engaged is highly competitive, and the Partnership is not a significant factor in its industry. Each of its apartment properties is located in or near a major urban area, and accordingly, competes for rentals not only with similar apartment properties in its immediate area but with hundreds of similar apartment properties throughout the urban area, including properties owned and/or managed by affiliates of the partnership.
Such competition is primarily on the basis of location, rents, services, and amenities. In addition, the Partnership competes with significant numbers of individuals and organizations (including similar partnerships, real estate investment trusts and financial institutions) with respect to the sale of improved real properties, primarily on the basis of the prices and terms of such transactions.

ITEM 2. DESCRIPTION OF PROPERTIES:

The following table sets forth the Partnership's investment in properties:

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

Cherry Creek Gardens Apartments      09/82  Fee ownership subject to   Apartment
 Englewood, Colorado                         first mortgage            296 units

Creekside Apartments                 10/82  Fee ownership subject to   Apartment
 Denver, Colorado                            first mortgage            328 units

The Lodge Apartments                 10/82  Fee ownership subject to   Apartment
 Denver, Colorado                            first mortgage            376 units

The Village in the Woods Apartments  10/82  Fee ownership subject to   Apartment
 Cypress, Texas                              first mortgage            530 units

Cooper's Pond Apartments             03/83  Fee ownership subject to   Apartment
 Tampa, Florida                              first and second mortgage 463 units



SCHEDULE OF PROPERTIES:
(dollar amounts in thousands)

                               Carrying  Accumulated                    Federal
           Property              Value  Depreciation    Rate   Method  Tax Basis

Cherry Creek Gardens Apartments $14,791 $   6,915     5-30yrs    S\L  $  2,425
Creekside Apartments             10,396     4,474     5-30yrs    S\L     2,813
The Lodge Apartments             12,123     5,292     5-30yrs    S\L     3,081
The Village in the Woods Apts.   14,458     6,554     5-30yrs    S\L     3,368
Cooper's Pond Apartments         14,373     7,088     5-30yrs    S\L     2,335
                                $66,141 $  30,323                     $ 14,022


See "Note A" of the financial statements included in "Item 7." for a description of the Partnership's depreciation policy.


SCHEDULE OF MORTGAGES:
(dollar amounts in thousands)

                                     Principal                                  Principal
                                    Balance At                                   Balance
                                   December 31, Interest   Period    Maturity    Due At
             Property                  1997       Rate    Amortized    Date     Maturity
Cherry Creek Gardens Apartments     $   7,631    8.630%   25 years   12/01/99   $  7,335
Creekside Apartments                    5,160    7.875%   25 years   07/01/00      4,882
The Lodge Apartments                    5,668    7.875%   25 years   07/01/00      5,363
The Village in the Woods Apts.         14,421      (1)       (1)     01/24/00     14,421
Cooper's Pond  Apts. - 1st mortgage     3,563    8.000%   23 years   07/01/99      3,439
                     - 2nd mortgage     4,134    8.500%      (2)     07/01/05      4,134
                                       40,577                                   $ 39,574
Mortgage discount                      (3,243)
                                    $  37,334

(1) Zero coupon note; discounted at an effective interest rate of 10.247%
(2) Interest only

Each mortgage note payable is non-recourse and is secured by a pledge of the applicable partnership property and the rental revenues derived therefrom.

SCHEDULE OF RENTAL RATES AND OCCUPANCY:


                                          Average Annual             Average
                                           Rental Rates             Occupancy
             Property                   1997          1996         1997     1996

Cherry Creek Gardens Apartments    $  8,685/unit $  8,378/unit     95%      96%
Creekside Apartments                  6,475/unit    6,210/unit     97%      97%
The Lodge Apartments                  6,039/unit    5,840/unit     97%      96%
The Village in the Woods Apartments   6,732/unit    6,458/unit     94%      93%
Cooper's Pond Apartments              5,409/unit    5,239/unit     94%      94%


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

Real estate taxes (dollar amounts in thousands) and rates in 1997 for each property were:

                                               1997              1997
                                             Billing             Rate

Cherry Creek Gardens Apartments                $118              9.51
Creekside Apartments                             64              7.54
The Lodge Apartments                             77              7.54
The Village in the Woods Apartments             308              2.78
Cooper's Pond Apartments                        194              2.46


ITEM 3. LEGAL PROCEEDINGS

In August 1997, an Insignia affiliate (the "Purchaser") commenced tender offers for limited partner interests in six real estate limited partnerships including the Partnership (collectively, the "Tender Partnerships"), in which various Insignia affiliates act as general partner. On September 5, 1997, a partnership claiming to be a holder of limited partnership units in one of the Tender Partnerships, filed a complaint with respect to a putative class action in the Court of Chancery in the State of Delaware in and for New Castle County (the "City Partnerships complaint") challenging the actions of the defendants (including the Purchaser, Insignia and certain Insignia affiliates) in connection with the tender offers. Neither the Partnership nor the Managing General Partner were named as defendants in the action. The City Partnerships complaint alleges that, among other things, the defendants have intentionally mismanaged the Tender Partnerships and coerced the limited partners into selling their units pursuant to the tender offers for substantially lower prices than the units are worth. The plaintiffs also allege that the defendants breached an alleged duty to provide an independent analysis of the fair market value of the limited partnership units, failed to appoint a disinterested committee to review the tender offer and did not adequately consider other alternatives available to the limited partners.

On September 8, 1997, persons claiming to be holders of limited partnership units in the Tender Partnerships filed a complaint with respect to a putative class action and derivative suit in the Superior Court for the State of California for the County of San Mateo (the "Kline complaint") challenging the actions of the defendants (including the Purchaser, Insignia, certain Insignia affiliates and the Tender Partnerships) in connection with the tender offers. The Kline complaint alleges that, among other things, the defendants have intentionally mismanaged the Tender Partnerships and that, as a result of the tender offers, the Purchaser will acquire effective voting control over the Tender Partnerships at substantially lower prices than the units are worth. On September 24, 1997, the court denied the plaintiffs' application for a temporary restraining order and their request for preliminary injunctive relief preventing the completion of the tender offers.

On September 10, 1997, persons claiming to be holders of limited partnership units in the Tender Partnerships filed a complaint with respect to a putative class action and derivative suit in the Superior Court for the State of California for the County of Alameda (the "Heller complaint") challenging the actions of the defendants (including the Purchaser, Insignia, certain Insignia affiliates and the Tender Partnerships) in connection with the tender offers.

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

The Managing General Partner believes that the allegations contained in the City Partnerships, Kline and Heller complaints are without merit and has been advised that the plaintiffs in each such action intend to discontinue their actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The unit holders of the Registrant did not vote on any matter during the fiscal year covered by this report.

                                      PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

The Partnership, a publicly-held limited partnership, sold 75,000 Limited Partnership Units aggregating $75,000,000 during its offering period. At December 31, 1997, the Partnership had 75,000 units outstanding and 5,157 Limited Partners of record. There is no intention to sell additional Limited Partnership Units nor is there an established market for these Units.

In 1997, Unit holders received distributions from operations of approximately $2,646,000 or $35.28 per Limited Partnership Unit. In 1996, Unit holders received distributions from operations of approximately $1,128,000 or $15.04 per Limited Partnership Unit. Future cash distributions will depend on the levels of net cash generated from operations, property sales and the availability of cash reserves. Currently, the Managing General Partner is evaluating the feasibility of a distribution during 1998.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership realized net income of approximately $691,000 for the year ended December 31, 1997, compared to net income of approximately $133,000 for the year ended December 31, 1996. The increase in net income is primarily attributable to an increase in rental revenue which resulted from increased rental rates at all of the Partnership's investment properties. Also contributing to the increase in net income was a decrease in operating expenses. The decrease in operating expense resulted from decreases in property related expenses and maintenance expenses.

At Coopers Pond Apartments, property expenses decreased primarily from a reduction in salaries resulting from the turnover of the property's employees. Electric utilities also decreased as a result of an increased conservation effort and a milder climate in 1997 compared to 1996. Administrative and corporate unit expense decreased at The Village in the Woods property due to the conversion of the administrative and corporate units to rental units. At Coopers Pond Apartments and Cherry Creek Gardens Apartments, water and sewer utilities decreased resulting from the installation of water saving devices in 1996. Administrative expenses decreased at Coopers Pond Apartments and Creekside Apartments due to a decrease in credit and collection expenses and professional fees, which resulted from stronger enforcement of collection policies and fewer tenant evictions. Maintenance expenses decreased during 1997 due to maintenance and enhancement projects completed in 1996 at Coopers Pond Apartments and Creekside Apartments.

Offsetting these decreases in expenses were increases in depreciation and interest expenses. Depreciation expense increased due to a significant addition of depreciable assets at all of the Partnership's investment properties. Interest expense increased due to the increased amortization of the debt discount secured by The Village in the Woods Apartments' zero coupon note. Also offsetting the increase in income for the year ended December 31, 1997, was a loss on the disposal of property due to roof replacements at Creekside and The Village in the Woods apartments. This loss is the result of the write-off of roofs that were not fully depreciated at the time of replacement and is included in operating expense.

Included in operating expense for the year ended December 31, 1997 and 1996, respectively are $390,000 and $415,000 of major repairs and maintenance mainly comprised of exterior building maintenance, gutter repairs, major landscaping, and exterior painting.

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

Liquidity and Capital Resources

At December 31, 1997, the Partnership had cash and cash equivalents of approximately $4,011,000 compared to approximately $4,441,000 at December 31, 1996. For the year ended December 31, 1997, net cash decreased approximately $430,000. For the year ended December 31, 1996, net cash increased approximately $1,818,000. Net cash provided by operating activities decreased approximately $396,000 primarily as a result of an increase in receivables and deposits and a decrease in accounts payable and other liabilities. The increase in receivables and deposits is the result of additional deposits made to tax and insurance escrow's and an increase in accounts receivable. The decrease in accounts payable and other liabilities is due to the timing of payments. Net cash used in investing activities increased due to an increase in deposits to restricted reserves, net of withdrawals and an increase in property improvements and replacements. Net cash used in financing activities increased due to a distribution of approximately $3,000,000 to the partners.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $37,334,000, net of discount, is amortized over varying periods with maturity dates ranging from July 1999 to July 2005, at which time the properties will either be sold or refinanced. Future cash distributions will depend on the levels of net cash generated from operations, property sales and the availability of cash reserves. In 1997, Unit holders received distributions from operations of $2,646,000 ($35.28 per Limited Partnership Unit). In 1996, Unit holders received distributions from operations of $1,128,000 ($15.04 per Limited Partnership Unit). The Managing General Partner expects to make a distribution in 1998.

On August 28, 1997, an Insignia affiliate commenced tender offers for limited partnership interests in six real estate limited partnerships (including the Partnership) in which various Insignia affiliates act as general partner. The Purchaser offered to purchase up to 22,500 of the outstanding units of limited partnership interest in the Partnership, at $225.00 per Unit, net to the seller in cash, upon the terms and subject to the conditions set forth in the Offer to Purchase dated August 28, 1997 (the "Offer to Purchase") and the related Assignment of Partnership Interest attached as Exhibits (a)(1) and (a)(2), respectively, to the Tender Offer Statement on Schedule 14D-1 originally filed with the Securities and Exchange Commission on August 28, 1997. Because of the existing and potential future conflicts of interest (described in the Partnership's Statements of Schedule 14D-9 filed with the Securities and Exchange Commission), neither the Partnership nor the Managing General Partner expressed any opinion as to the Offer to Purchase and made no recommendation as to whether unit holders should tender their units in response to the Offer to Purchase. On October 6, 1997, Insignia Properties, L.P. closed the tender offer and acquired 3,369.5 Units of limited partnership interest. See "Item 1. Description of Business." In addition, because of these conflicts of interest, including as a result of the Purchaser's affiliation with various Insignia affiliates that provide property management services to the Partnership's properties, the manner in which the Purchaser votes its limited partner interest in the Partnership may not always be consistent with the best interests of the other limited partners.

Year 2000

The Partnership is dependent upon the Managing General Partner and Insignia for management and administrative services. Insignia has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter (the "Year 2000 Issue"). The project is estimated to be completed not later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The Managing General Partner believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Partnership.

Other

Certain items discussed in this annual report may constitute forward-looking statements within the meaning of the Private Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this annual report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


ITEM 7.     FINANCIAL STATEMENTS

CENTURY PROPERTIES FUND XVII

LIST OF FINANCIAL STATEMENTS

  Independent Auditors' Report

  Consolidated Balance Sheet - December 31, 1997

  Consolidated Statements of Operations - Years ended December 31, 1997 and 1996

  Consolidated Statement of Changes in Partners' Capital (Deficit) - Years ended December 31, 1997 and 1996

  Consolidated Statements of Cash Flows - Years ended December 31, 1997 and 1996

  Notes to Consolidated Financial Statements





                          Independent Auditors' Report





To the Partners
Century Properties Fund XVII
Greenville, South Carolina


We have audited the accompanying consolidated balance sheet of Century Properties Fund XVII, (a limited partnership) (the "Partnership") and its subsidiaries as of December 31, 1997, and the related consolidated statements of operations, changes in partners' capital (deficit) and cash flows for each of the two years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Partnership's management.
Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Properties Fund XVII and its subsidiaries, as of December 31, 1997, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                     /S/ IMOWITZ KOENIG & CO., LLP


New York, N.Y.
January 19, 1998


                          CENTURY PROPERTIES FUND XVII
                           CONSOLIDATED BALANCE SHEET

                        (in thousands, except unit data)

                               December 31, 1997



Assets
  Cash and cash equivalents                                     $  4,011
  Receivables and deposits                                         1,035
  Restricted escrows                                                 952
  Other assets                                                       333
  Investment properties (Notes B and E)
     Land                                        $   7,078
     Buildings and related personal property        59,063
                                                    66,141
     Less accumulated depreciation                 (30,323)       35,818
                                                                $ 42,149
Liabilities and Partners' Capital

Liabilities
  Accounts payable                                              $    206
  Tenant security deposits                                           264
  Accrued taxes                                                      590
  Other liabilities                                                  350
  Mortgage notes payable (Notes B and E)                          37,334

Partners' (Deficit) Capital
  General partners                               $  (7,329)
  Limited partners (75,000 units issued
     and outstanding)                               10,734         3,405

                                                                $ 42,149


          See Accompanying Notes to Consolidated Financial Statements


                          CENTURY PROPERTIES FUND XVII
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)


                                                    Years Ended December 31,
                                                        1997           1996
Revenues:
  Rental income                                    $   12,407     $   11,784
  Other income                                            778            803
    Total revenues                                     13,185         12,587

Expenses:
  Operating                                             5,533          5,675
  General and administrative                              308            327
  Depreciation                                          2,242          2,127
  Interest                                              3,639          3,539
  Property taxes                                          772            786
    Total expenses                                     12,494         12,454

    Net income (Note C)                            $      691     $      133

Net income allocated to
  general partner (11.8%)                          $       82     $       16
Net income allocated to
  limited partners (88.2%)                                609            117
    Net income                                     $      691     $      133

Net income per limited partnership unit            $     8.12     $     1.56

          See Accompanying Notes to Consolidated Financial Statements



                          CENTURY PROPERTIES FUND XVII
        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                        (in thousands, except unit data)


                                   Limited
                                 Partnership  General    Limited
                                    Units     Partner   Partners     Total


Original capital contributions      75,000   $      -- $   75,000 $   75,000

Partners' (deficit) capital at
December 31, 1995                   75,000   $  (6,922)$   13,782 $    6,860

Partners' distributions for the
year ended December 31, 1996            --        (151)    (1,128)    (1,279)

Net income for the year ended
December 31, 1996                       --          16        117        133

Partners' (deficit) capital at
December 31, 1996                   75,000      (7,057)    12,771      5,714

Partners' distributions for the
year ended December 31, 1997            --        (354)    (2,646)    (3,000)

Net income for the year
ended December 31, 1997                 --          82        609        691

Partners' (deficit) capital at
December 31, 1997                   75,000   $  (7,329)$   10,734 $    3,405

               See Accompanying Notes to Consolidated Financial Statements



                          CENTURY PROPERTIES FUND XVII
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                     Years Ended December 31,
                                                         1997        1996
Cash flows from operating activities:
  Net income                                           $    691    $    133
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation                                         2,242       2,127
     Amortization of loan costs and debt discounts        1,473       1,348
     Loss on disposal of property                            64          --
     Change in accounts:
       Receivables and deposits                            (322)        200
       Other assets                                         (30)        (22)
       Accounts payable                                     (62)        238
       Tenant security deposits                              (5)        (10)
       Accrued taxes                                          4         213
       Other liabilities                                     30         285

          Net cash provided by operating activities       4,085       4,512

Cash flows from investing activities:
  Property improvements and replacements                 (1,039)     (1,007)
  Deposits to restricted escrows, net of withdrawals        (70)        (45)

          Net cash used in investing activities          (1,109)     (1,052)

Cash flows from financing activities:
  Payments on mortgage notes payable                       (406)       (363)
  Distributions to partners                              (3,000)     (1,279)

          Net cash used in financing activities:         (3,406)     (1,642)

Net (decrease) increase in cash and cash equivalents       (430)      1,818

Cash and cash equivalents at beginning of period          4,441       2,623

Cash and cash equivalents at end of period             $  4,011    $  4,441

Supplemental disclosure of cash flow information:
  Cash paid for interest                               $  2,131    $  2,043


          See Accompanying Notes to Consolidated Financial Statements



                          CENTURY PROPERTIES FUND XVII
                   Notes to Consolidated Financial Statements

                               December 31, 1997


NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization:

Century Properties Fund XVII (the "Partnership") is a California limited partnership organized in November 1981 to acquire and operate residential apartment complexes. The Partnership currently owns five residential apartment complexes of which three are located in Colorado, and one each in Florida and Texas. The Partnership's general partner is Fox Partners, an affiliate of Insignia Financial Group, Inc. ("Insignia"). The general partners of Fox Partners are Fox Capital Management Corporation (the "Managing General Partner"), Fox Realty Investors ("FRI"), and Fox Partners 82.

Principles of Consolidation:

The financial statements include all the accounts of the Partnership and its wholly owned partnerships.

Depreciation:

Depreciation is calculated by the straight-line method over the estimated lives of the rental properties and related personal property.

Cash and Cash Equivalents:

Cash and cash equivalents include cash on hand and in banks, demand deposits, money market funds, and certificates of deposit with original maturities of less than 90 days. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Security Deposits:

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Leases:

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases.

Loan Costs:

Loan costs of approximately $1,104,000 are included in "Other assets" in the accompanying balance sheet and are being amortized on a straight-line basis over the lives of the related loans. At December 31, 1997, accumulated amortization is approximately $837,000. Amortization of loan costs is included in "Interest" expense in the accompanying statement of operations.

Investment Properties:

Investment properties are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with "Statement of Financial Accounting Standards" ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. For the years ended December 31, 1997 and 1996, no adjustments for impairment of value were necessary.

Fair Value:

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The estimated fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, is approximately $39,000,000. This value represents a general approximation of possible valuation and is not necessarily indicative of the amounts the Partnership may pay in an actual market transaction.

Advertising Costs:

Advertising costs of approximately $283,000, and $311,000 for the years ended December 31, 1997 and 1996, respectively, are charged to expense as incurred and are included in "Operating" expenses in the accompanying statements of operations.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications:

Certain reclassifications have been made to the 1996 balances to conform to the 1997 presentation.


NOTE B - MORTGAGE NOTES PAYABLE

The principle terms of mortgage notes payable are as follows (dollar amounts in thousands):


                                 Monthly                       Principal   Principal
                                 Payment    Stated              Balance    Balance At
                                Including  Interest  Maturity    Due At   December 31,
           Property              Interest    Rate      Date     Maturity      1997
Cherry Creek Gardens Apartments  $ 67       8.630%   12/01/99 $  7,335     $   7,631
Creekside Apartments               42       7.875%   07/01/00    4,882         5,160
The Lodge Apartments               46       7.875%   07/01/00    5,363         5,668
The Village in the Woods Apts.     (1)        (1)    01/24/00   14,421        14,421
Cooper's Pond Apartments
   - 1st mortgage                  30       8.000%   07/01/99    3,439         3,563
   - 2nd mortgage                  29       8.500%   07/01/05    4,134         4,134
                                                              $ 39,574        40,577
   Mortgage discount                                                          (3,243)
                                                                           $  37,334

(1) Zero coupon note; discounted at an effective interest rate of 10.247%

Scheduled principal payments on the mortgage notes payable subsequent to December 31, 1997, are as follows (dollar amounts in thousands):


                 1998                  $     448
                 1999                     11,202
                 2000                     24,793
                 2001                         --
                 2002                         --
              Thereafter                   4,134
                                       $  40,577

NOTE C - INCOME TAXES

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

Differences between the net income as reported and Federal taxable income result primarily from depreciation over different methods and lives and on differing cost bases. The following is a reconciliation of reported net income and Federal taxable income:


                                       1997             1996
                                  (in thousands, except unit data)

Net income as reported              $   691          $   133
Add (deduct):
  Depreciation differences             (698)          (1,014)
  Amortization of discount            1,366            1,239
  Miscellaneous                          71               26

Federal taxable income              $ 1,430          $   384

Federal taxable income per
  limited partnership unit          $ 16.82          $  4.51

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets (in thousands):


Net assets as reported                           $  3,405
Sales commissions and organization expense          9,324
Depreciation                                      (29,630)
Provision for impairment of value                   1,430
Leaseback termination                              (1,365)
Lease payments credited to rental properties        2,068
Amortization of discount on notes payable          13,091
Construction period interest and taxes               (483)
Debt forgiven                                        (276)
Interest capitalized for income tax reporting         208
Other                                                 (34)

Net assets - Federal tax basis                   $ (2,262)


NOTE D - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The partnership agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the Managing General Partner and affiliates in 1997 and 1996:


                                                  1997       1996
                                                  (in thousands)

Property management fees (included in
  operating expense)                              $645       $617
Reimbursement for services of affiliates
  (included in investment properties,
  general and administrative expense,
  and operating expense)                           185        166

Included in "Reimbursement for services of affiliates" is approximately $23,000 and $13,000 in construction oversight costs for 1997 and 1996, respectively.

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

In accordance with the partnership agreement, the Managing General Partner is entitled to receive cash distributions as follows: (1) a partnership management incentive not to exceed ten percent, determined on a cumulative, noncompounded basis, of cash from operations available for distribution (as defined in the partnership agreement) distributed to partners, and (2) a continuing interest representing a two percent share of cash distributions, after allocation of the partnership management incentive. Cash distributions to the Managing General Partner for the years ended December 31, 1997 and 1996 are as follows (in thousands):

                                               1997          1996

Partnership management incentive             $  300        $  128
Continuing interest                              54            23

Total                                        $  354        $  151

In accordance with the partnership agreement, the Managing General Partner received a partnership management incentive allocation equal to ten percent of net and taxable income before gains on property dispositions. The Managing General Partner is also allocated its two percent continuing interest in the Partnership's net and taxable income after preceding allocation. The Managing General Partner is also allocated gain on property dispositions to the extent it is entitled to receive distributions and then twelve percent of any remaining gain.

Upon sale of all properties and termination of the Partnership, the Managing General Partner may be required to contribute certain funds to the Partnership in accordance with the partnership agreement.

On March 29, 1996, an affiliate of Insignia acquired the corporate limited partners owning 1% of the subsidiary partnerships which own the Lodge Apartments, Creekside Apartments and Cherry Creek Apartments. As of December 31, 1997, the Partnership reacquired the subsidiary partnerships which own the Lodge Apartments, Creekside Apartments, and Cherry Creek Apartments.

NOTE E - INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION


                                                Initial Cost
                                               To Partnership
                                               (in thousands)
                                                                      Cost
                                                      Buildings   Capitalized
                                                     and Related   (Removed)
                                                       Personal  Subsequent to
Description                   Encumbrances    Land     Property   Acquisition

Cherry Creek Gardens Apts.    $    7,631   $  1,320  $   11,879    $  1,592
Creekside Apartments               5,160      1,366       7,307       1,723
The Lodge Apartments               5,668      1,575       8,580       1,968
The Village in the Woods Apts.    11,178      2,852      20,915      (9,309)
Cooper's Pond Apartments           7,697      1,476      12,505         392

Total                         $   37,334   $  8,589  $   61,186    $ (3,634)


                          Gross Amount at Which Carried
                               At December 31, 1997
                                  (in thousands)


                               Buildings
                              And Related                         Year
                               Personal           Accumulated      of        Date   Depreciable
Description            Land    Property   Total  Depreciation Construction Acquired  Life-Years
Cherry Creek Gardens
 Apartments          $ 1,320  $  13,471 $ 14,791  $  6,915        1979       9/82     5-30 yrs
Creekside Apartments   1,366      9,030   10,396     4,474        1974      10/82     5-30 yrs
The Lodge Apartments   1,577     10,546   12,123     5,292        1974      10/82     5-30 yrs
Village in the Woods
 Apartments            1,500     12,958   14,458     6,554        1983      10/82     5-30 yrs
Cooper's Pond Apts.    1,315     13,058   14,373     7,088      1979-1981    3/83     5-30 yrs

Total                $ 7,078  $  59,063 $ 66,141  $ 30,323



Reconciliation of "Investment Properties and Accumulated Depreciation":


                                     Years Ended December 31,
                                       1997            1996
                                          (in thousands)

Investment Properties

Balance at beginning of year      $  65,225       $  64,218
  Property improvements               1,039           1,007
  Disposals of property                (123)             --

Balance at end of year            $  66,141       $  65,225


                                    Years Ended December 31,
                                      1997            1996
                                          (in thousands)

Accumulated Depreciation

Balance at beginning of year      $  28,140       $  26,013
  Additions charged to expense        2,242           2,127
  Disposals of property                 (59)             --

Balance at end of year            $  30,323       $  28,140

The aggregate cost of the real estate for Federal income tax purposes at December 31, 1997 and 1996 is approximately $74,035,000 and $72,966,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 1997 and 1996 is approximately $60,014,000 and $57,071,000, respectively.

NOTE F - TENDER OFFER AND LEGAL PROCEEDINGS

On August 28, 1997, an Insignia affiliate commenced tender offers for limited partnership interests in six real estate limited partnerships (including the Partnership) in which various Insignia affiliates act as general partner. The Purchaser offered to purchase up to 22,500 of the outstanding units of limited partnership interest in the Partnership, at $225.00 per Unit, net to the seller in cash, upon the terms and subject to the conditions set forth in the Offer to Purchase dated August 28, 1997 (the "Offer to Purchase") and the related Assignment of Partnership Interest attached as Exhibits (a)(1) and (a)(2), respectively, to the Tender Offer Statement on Schedule 14D-1 originally filed with the Securities and Exchange Commission on August 28, 1997. Because of the existing and potential future conflicts of interest (described in the Partnership's Statements of Schedule 14D-9 filed with the Securities and Exchange Commission), neither the Partnership nor the Managing General Partner expressed any opinion as to the Offer to Purchase and made no recommendation as to whether unit holders should tender their units in response to the Offer to Purchase. On October 6, 1997, Insignia Properties, L.P. closed the tender offer and acquired 3,369.5 Units of limited partnership interest. See "Item 1. Description of Business."

In September 1997, the Partnership, along with the General Partner, Insignia, and certain Insignia affiliates, was named as a defendant in two separate actions regarding alleged mismanagement of the Partnership and coercion of the limited partners into selling their units pursuant to the tender offers for
substantially lower prices than the units are worth.   The Managing General
Partner believes that these allegations are without merit and has been informed that the plaintiffs in each of these actions intend to discontinue the action.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURES

There were no disagreements with Imowitz Koenig & Co., LLP regarding the 1997 or 1996 audits of the Partnership's financial statements.



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


     Name                      Age             Position

William H. Jarrard, Jr.        51              President and Director

Ronald Uretta                  41              Vice President and Treasurer

Martha L. Long                 38              Controller

Robert D. Long, Jr.            30              Vice President

Daniel M. LeBey                32              Vice President and Secretary

Kelley M. Buechler             40              Assistant Secretary

William H. Jarrard, Jr. has been President and Director of the General Partner since January 1996. He has acted as Senior Vice President of Insignia Properties Trust ("IPT"), parent of the Corporation, since May 1997. Mr. Jarrard previously acted as Managing Director - Partnership Administration of Insignia from January 1991 through September 1997 and served as Managing Director - Partnership Administration and Asset Management from July 1994 until January 1996.

Ronald Uretta has been Vice President and Treasurer of the General Partner since January 1996 and Insignia's Treasurer since January 1992. Since August 1996, he has also served as Chief Operating Officer. He has also served as Secretary from January 1992 to June 1996 and as Insignia's Chief Financial Officer from January 1992 to August 1996.

Martha L. Long has been Controller of the General Partner since December 1996 and Senior Vice President - Finance and Controller of Insignia since January 1997. In June 1994, Ms. Long joined Insignia as its Controller, and was promoted to Senior Vice President - Finance in January 1997. Prior to that time, she was Senior Vice President and Controller of the First Savings Bank, in Greenville, SC.

Robert D. Long, Jr. has been Vice President of the General Partner since January 1998. Mr. Long joined Metropolitan Asset Enhancement, L.P. ("MAE"), an affiliate of Insignia, in September 1993. Since 1994 he has acted as Vice President and Chief Accounting Officer of the MAE subsidiaries. Mr. Long was an accountant for Insignia until joining MAE in 1993. Prior to joining Insignia, Mr. Long was an auditor for the State of Tennessee and was associated with the accounting firm of Harsman Lewis and Associates.

Daniel M. LeBey has been Vice President and Secretary of the General Partner since January 29, 1998 and Insignia's Assistant Secretary since April 30, 1997. Since July 1996 he has also served as Insignia's Associate General Counsel.
From September 1992 until June 1996, Mr. LeBey was an attorney with the law firm of Alston & Bird LLP, Atlanta, Georgia.

Kelley M. Buechler has been Assistant Secretary of the General Partner since June 1996 and Assistant Secretary of Insignia since 1991.

ITEM 10.  EXECUTIVE COMPENSATION

No direct form of compensation or remuneration was paid by the Partnership to any officer or director of the Managing General Partner. The Partnership has no plan, nor does the Partnership presently propose a plan, which will result in any remuneration being paid to any officer or director upon termination of employment. However, fees and other payments have been made to the Partnership's Managing General Partner and its affiliates, as described in "Item
12. Certain Relationships and Related Transactions".

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding limited partnership units of the Registrant owned by each person who is known by the Registrant to own beneficially or exercise voting or dispositive control over more than 5% of the Registrant's limited partnership units, by each of the directors and by all directors and executive officers of the Managing General Partner as a group as of December 31, 1997.

       Name and address of         Amount and nature of
        Beneficial Owner             Beneficial Owner      % of Class

    Insignia Properties L.P.            29,191.00             38.9
  One Insignia Financial Plaza
      Greenville, SC  29601

There are no arrangements known to the Registrant which may result in a change in control of the Registrant.

On January 19, 1996, DeForest Ventures I, L.P., the entity which tendered for Units in the Partnership in 1994 and 1995, and certain of its affiliates sold the Units then held by them (25,710.5 Units representing approximately 34% of the total outstanding Units at such time) to Insignia NPI L.L.C. ("Insignia LLC"), an affiliate of Insignia. Insignia LLC subsequently transferred these units to Insignia Properties L.P. As a result, Insignia Properties L.P. could be in a position to significantly influence all voting decisions with respect to the Partnership. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, Insignia Properties L.P. would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, Insignia Properties L.P. had agreed for the benefit of non-tendering unitholders, that it would vote its Units: (i) against any increase in compensation payable to the Managing General Partner or its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non tendering unitholders. Except for the foregoing, no other limitations are imposed on Insignia Properties L.P.'s right to vote each Unit acquired. In addition to the foregoing Units, on October 6, 1997, Insignia Properties L.P. acquired an additional 3,369.5 Units pursuant to its August 28, 1997 tender offer. See "Item 6. Management's Discussion and Analysis or Plan of Operation" for additional information with respect to this tender offer. Pursuant to a Schedule 13-D filed by Insignia Properties, L.P. with the Securities and Exchange Commission, Insignia Properties L.P. currently holds 29,191 Units representing approximately 38.9% of the total outstanding Units.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to the Managing General Partner and its affiliates for services and as reimbursement of certain expenses incurred on behalf of the Partnership. The following payments were made to the Managing General Partner and affiliates in 1997 and 1996:


                                           1997          1996
                                             (in thousands)

Property management fees (included
  in operating expense)                   $  645        $  617

Reimbursement for services of
  affiliates (included in
  investment properties, operating
  expense, and general and
  administrative expense)                    185           166

Included in "Reimbursement for services of affiliates" is approximately $23,000 and $13,000 in construction oversight costs for 1997 and 1996, respectively.

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

On August 28, 1997, an Insignia affiliate commenced tender offers for limited partnership interests in six real estate limited partnerships (including the Partnership) in which various Insignia affiliates act as general partner. The Purchaser offered to purchase up to 22,500 of the outstanding units of limited partnership interest in the Partnership, at $225.00 per Unit, net to the seller in cash, upon the terms and subject to the conditions set forth in the Offer to Purchase dated August 28, 1997 (the "Offer to Purchase") and the related Assignment of Partnership Interest attached as Exhibits (a)(1) and (a)(2), respectively, to the Tender Offer Statement on Schedule 14D-1 originally filed with the Securities and Exchange Commission on August 28, 1997. Because of the existing and potential future conflicts of interest (described in the Partnership's Statements of Schedule 14D-9 filed with the Securities and Exchange Commission), neither the Partnership nor the Managing General Partner expressed any opinion as to the Offer to Purchase and made no recommendation as to whether unit holders should tender their units in response to the Offer to Purchase. On October 6, 1997, Insignia Properties, L.P. closed the tender offer and acquired 3,369.5 Units of limited partnership interest. See "Item 1. Description of Business."

In September 1997, the Partnership, along with the General Partner, Insignia, and certain Insignia affiliates, was named as a defendant in two separate actions regarding alleged mismanagement of the Partnership and coercion of the limited partners into selling their units pursuant to the tender offers for
substantially lower prices than the units are worth.   The Managing General
Partner believes that these allegations are without merit and has been informed that the plaintiffs in each of these actions intend to discontinue the action.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report and incorporated in this Annual Report as set forth in said Index.

(b)  No reports on Form 8-K were filed during the fourth quarter of 1997.



                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                           CENTURY PROPERTIES FUND XVII

                           By:  Fox Partners
                                Its General Partner

                           By:  Fox Capital Management Corporation
                                Its Managing General Partner

                           By:  /s/William H. Jarrard, Jr.
                                William H. Jarrard, Jr.
                                President and Director


                           Date: March 12, 1998

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature/Name                       Title                       Date

/s/ William H. Jarrard, Jr.          President and Director      March 12, 1998
William H. Jarrard, Jr.

/s/ Ronald Uretta                    Vice President              March 12, 1998
Ronald Uretta                        and Treasurer



                         CENTURY PROPERTIES FUND XVII
                                EXHIBIT INDEX



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