Form 10QSB
period 1998-03-31
CENTURY PROPERTIES FUND XVII
filed 1998-05-01
CIK 356472

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


                For the quarterly period ended March 31, 1998


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


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS




                          CENTURY PROPERTIES FUND XVII
                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                                 March 31, 1998
                        (in thousands, except unit data)




Assets
  Cash and cash equivalents                                       $  5,066
  Receivables and deposits                                             631
  Restricted escrows                                                   945
  Other assets                                                         269
  Investment properties
     Land                                          $   7,078
     Buildings and related personal property          59,339
                                                      66,417
     Less accumulated depreciation                   (30,862)       35,555

                                                                  $ 42,466
Liabilities and Partners' Capital (Deficit)

Liabilities
  Accounts payable                                                $    260
  Tenant security deposits payable                                     264
  Accrued property taxes                                               333
  Other liabilities                                                    315
  Mortgage notes payable                                            37,603

Partners' Capital (Deficit)
  General partner's                                $  (7,295)
  Limited partners' (75,000 units issued
     and outstanding)                                 10,986         3,691

                                                                  $ 42,466


          See Accompanying Notes to Consolidated Financial Statements


b)
                          CENTURY PROPERTIES FUND XVII
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                                                    Three Months Ended
                                                         March 31,
                                                     1998         1997
Revenues:
   Rental income                                $   3,164    $   3,006
   Other income                                       188          191
       Total revenues                               3,352        3,197

Expenses:
   Operating                                        1,288        1,214
   General and administrative                          82           54
   Depreciation                                       571          547
   Interest                                           940          912
   Property taxes                                     185          178
       Total expenses                               3,066        2,905

Net income                                      $     286    $     292

Net income allocated to general partner         $      34    $      34
Net income allocated to limited partners              252          258

                                                $     286    $     292

Net income per limited partnership unit         $    3.36    $    3.44


          See Accompanying Notes to Consolidated Financial Statements

c)

                          CENTURY PROPERTIES FUND XVII
        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)


                                   Limited
                                 Partnership   General        Limited
                                    Units      Partner's      Partners'      Total
Original capital contributions     75,000    $       --    $   75,000     $   75,000

Partners' (deficit) capital at
  December 31, 1997                75,000    $   (7,329)   $   10,734     $    3,405

Net income for the three
  months ended March 31, 1998          --            34           252            286

Partners' (deficit) capital at
  March 31, 1998                   75,000    $   (7,295)   $   10,986     $    3,691

          See Accompanying Notes to Consolidated Financial Statements

d)
                          CENTURY PROPERTIES FUND XVII
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                             Three Months Ended
                                                                  March 31,
                                                               1998        1997
Cash flows from operating activities:
  Net income                                               $    286     $    292
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation                                                571          547
    Amortization of loan costs and debt discounts               404          368
    Loss on disposal of property                                 36           --
    Change in accounts:
       Receivables and deposits                                 404           (3)
       Other assets                                              37           10
       Accounts payable                                          54         (138)
       Tenant security deposits payable                          --           (1)
       Accrued property taxes                                  (257)        (252)
       Other liabilities                                        (35)          23

           Net cash provided by operating activities          1,500          846

Cash flows from investing activities:
  Net withdrawals from (deposits to) restricted escrows           7          (49)
  Property improvements and replacements                       (344)        (246)

           Net cash used in investing activities               (337)        (295)

Cash flows from financing activities:
  Payments on mortgage notes payable                           (108)         (93)
  Distribution to partners                                       --          (18)

           Net cash used in financing activities               (108)        (111)

Net increase in cash and cash equivalents                     1,055          440

Cash and cash equivalents at beginning of period              4,011        4,441

Cash and cash equivalents at end of period                 $  5,066     $  4,881

Supplemental  disclosure of cash flow information:
  Cash paid for interest                                   $    536     $    510

          See Accompanying Notes to Consolidated Financial Statements



e)
                          CENTURY PROPERTIES FUND XVII
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Century Properties Fund XVII (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1997.

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

Fox Partners, a California general partnership, is the general partner of the Partnership. The general partners of Fox Partners are FCMC, a California corporation, Fox Realty Investors ("FRI"), a California general partnership, and
Fox Partners 82, a California general   partnership.  NPI Equity Investments
II, Inc., a Florida corporation ("NPI Equity"), is the general partner of FRI.

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Managing General Partner and NPI Equity are wholly-owned by Insignia Properties Trust ("IPT"), which is an affiliate of Insignia Financial Group, Inc. ("Insignia"). The partnership agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the Managing General Partner and affiliates in 1998 and 1997:

                                                                  Three Months Ended
                                                                       March 31,
                                                                    (in thousands)
                                                                  1998           1997
Property management fees (included in operating expenses)        $ 165          $ 157

Reimbursement for services of affiliates, includes
  approximately $4,000 and $2,000 in construction
  oversight costs for the periods ended March 31,
  1998 and 1997, respectively (included in investment
  properties, general and administrative expense and
  operating expense)                                                48             38


For the period from January 1, 1997 through August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the Managing General Partner, with an insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner which received payments on these obligations from the agent. The amount of the Partnership's insurance premiums that accrued to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations was not significant.

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

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the Managing General Partner of the Partnership.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of five apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1998 and 1997:


                                                  Average
                                                 Occupancy
Property                                     1998           1997

Cherry Creek Gardens Apartments
 Englewood, Colorado                         96%             94%

Creekside Apartments
  Denver, Colorado                           95%             96%

The Lodge Apartments
 Denver, Colorado                            97%             97%

The Village in the Woods Apartments
 Cypress, Texas                              95%             93%

Cooper's Pond Apartments
 Tampa, Florida                              95%             94%

The Partnership generated net income for the three months ended March 31, 1998, of approximately $286,000 compared to net income of approximately $292,000 for the corresponding period of 1997. While all items of expense increased, the decrease in net income was primarily caused by an increase in operating expenses at Cherry Creek Gardens Apartments, Creekside Apartments and Village in the Woods Apartments and general and administrative expense. Cherry Creek Gardens Apartments and Creekside Apartments both experienced increases in advertising, incentives, and general property expenses in an effort to increase rental revenue at the properties. The increase in operating expenses at the Village in the Woods Apartments resulted from a loss on disposal of property due to roof replacements. This loss is the result of the write-off of roofs that were not fully depreciated at the time of the replacement. Partially mitigating the increase in operating expenses was a decrease in maintenance expenses due to fewer repair and maintenance projects at the Partnership's investment properties. Included in operating expense for the three months ended March 31, 1998, is approximately $23,000 of major repairs and maintenance mainly comprised of gutter and parking lot repairs. Included in operating expense for the three months ended March 31, 1997, is approximately $51,000 of major repairs and maintenance mainly comprised of exterior building repairs and landscaping. The increase in rental income was due to increases in average occupancy at Cherry Creek Gardens Apartments, Coopers Pond Apartments, and The Village in the Woods Apartments, and an increase in average rental rates at all of the Partnership's investment properties.

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

At March 31, 1998, the Partnership had cash and cash equivalents of approximately $5,066,000 compared to approximately $4,881,000 at March 31, 1997. For the three months ended March 31, 1998, net cash increased approximately $1,055,000 compared to an increase of approximately $440,000 for the corresponding period of 1997. Net cash provided by operating activities increased primarily as a result of a decrease in receivables and deposits and an increase in accounts payable due to the timing of cash receipts and payments. Net cash used in investing activities increased due to an increase in property improvements and replacements, which was partially offset by a decrease in net deposits to restricted escrows. Net cash used in financing activities remained nearly constant.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $37,603,000, net of discount, is amortized over varying periods with maturity dates ranging from July 1999 to July 2005, at
which time the properties will either   be refinanced or sold.  No
distributions were made to the limited partners during the three month periods ending March 31, 1998 and 1997. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of cash reserves. The Managing General Partner currently anticipates that a distribution of cash flow from operations will be made in September 1998.

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

Other

Certain items discussed in this quarterly report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this quarterly report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The three lawsuits previously described in the Partnership's 1997 Annual Report in Form 10-K relating to the August 1997 tender offers made by an Insignia affiliate (the Kline, City Partnerships and Heller complaints described in Item 3 - Legal Proceedings) have each been voluntarily discontinued by the respective plaintiffs in those actions.

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The Plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and its affiliates of interests in certain general partner entities, past tender offers by Insignia affiliates to acquire limited partnership units, the management of partnerships by Insignia affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. The Managing General Partner was only recently served with the complaint which it believes to be without merit, and intends to vigorously defend the action.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

 b) Reports on Form 8-K:  None filed during the quarter ended March 31, 1998.


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

                           Date: May 1, 1998