Form 10QSB
period 1998-06-30
CENTURY PROPERTIES FUND XVII
filed 1998-07-29
CIK 356472

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


                  For the quarterly period ended June 30, 1998


[ ]  TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

               For the transition period from.........to.........


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

                                 June 30, 1998
                        (in thousands, except unit data)



Assets
  Cash and cash equivalents                                     $  6,010
  Receivables and deposits                                           682
  Restricted escrows                                                 683
  Other assets                                                       243
  Investment properties
     Land                                          $  7,078
     Buildings and related personal property         59,898
                                                     66,976
     Less accumulated depreciation                  (31,445)      35,531

                                                                $ 43,149
Liabilities and Partners' Capital (Deficit)

Liabilities
  Accounts payable                                              $    220
  Tenant security deposit liabilities                                268
  Accrued property taxes                                             403
  Other liabilities                                                  320
  Mortgage notes payable                                          37,869

Partners' Capital (Deficit)
  General partner's                                $ (7,251)
  Limited partners' (75,000 units issued
     and outstanding)                                11,320        4,069

                                                                $ 43,149

          See Accompanying Notes to Consolidated Financial Statements


b)
                          CENTURY PROPERTIES FUND XVII
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                                 Three Months Ended       Six Months Ended
                                      June 30,                June 30,
                                  1998        1997        1998        1997
Revenues:
 Rental income                   $3,251      $3,031      $6,415      $6,037
 Other income                       206         192         394         383
    Total revenues                3,457       3,223       6,809       6,420

Expenses:
 Operating                        1,294       1,343       2,546       2,557
 General and administrative          62          77         144         131
 Depreciation                       582         557       1,153       1,104
 Interest                           937         912       1,877       1,824
 Property taxes                     204         205         389         383
 Loss on disposal of property        --          64          36          64
    Total expenses                3,079       3,158       6,145       6,063

Net income                       $  378      $   65      $  664      $  357

Net income allocated to
 general partner                 $   44      $    8      $   78      $   42
Net income allocated to
 limited partners                   334          57         586         315

                                 $  378      $   65      $  664      $  357

Net income per limited
 partnership unit                $ 4.45      $  .76      $ 7.81      $ 4.20

          See Accompanying Notes to Consolidated Financial Statements


c)
                          CENTURY PROPERTIES FUND XVII
        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)


                                 Limited
                               Partnership    General      Limited
                                  Units       Partner's    Partners'     Total

Original capital contributions   75,000      $     --     $ 75,000     $ 75,000

Partners' (deficit) capital at
  December 31, 1997              75,000      $ (7,329)    $ 10,734     $  3,405

Net income for the six
  months ended June 30, 1998         --            78          586          664

Partners' (deficit) capital at
  June 30, 1998                  75,000      $ (7,251)    $ 11,320     $  4,069

          See Accompanying Notes to Consolidated Financial Statements


d)
                          CENTURY PROPERTIES FUND XVII
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)



                                                           Six Months Ended
                                                               June 30,
                                                         1998           1997
Cash flows from operating activities:
  Net income                                            $  664         $  357
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation                                         1,153          1,104
    Amortization of loan costs and debt discounts          808            737
    Loss on disposal of property                            36             64
    Change in accounts:
       Receivables and deposits                            353            (53)
       Other assets                                         37            (89)
       Accounts payable                                     14           (103)
       Tenant security deposit liabilities                   4             (3)
       Accrued property taxes                             (187)          (190)
       Other liabilities                                   (30)            66

           Net cash provided by operating activities     2,852          1,890

Cash flows from investing activities:
  Net withdrawals from (deposits to) restricted escrows    269            (29)
  Property improvements and replacements                  (903)          (593)

           Net cash used in investing activities          (634)          (622)

Cash flows from financing activities:
  Payments on mortgage notes payable                      (219)          (195)

           Net cash used in financing activities          (219)          (195)

Net increase in cash and cash equivalents                1,999          1,073

Cash and cash equivalents at beginning of period         4,011          4,441

Cash and cash equivalents at end of period              $6,010         $5,514

Supplemental disclosure of cash flow information:
  Cash paid for interest                                $1,071         $1,052

          See Accompanying Notes to Consolidated Financial Statements


e)
                          CENTURY PROPERTIES FUND XVII
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Century Properties Fund XVII (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1997.

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

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Managing General Partner and NPI Equity are wholly-owned by Insignia Properties Trust ("IPT"), which is an affiliate of Insignia Financial Group, Inc. ("Insignia"). The Partnership agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the Managing General Partner and affiliates in 1998 and 1997 (in thousands):

                                                             Six Months Ended
                                                                  June 30,
                                                             1998        1997

Property management fees (included in operating expenses)   $ 335       $ 317
Reimbursement for services of affiliates, (included in
  general and administrative expenses)                         81          78

In addition, the Partnership paid construction oversight reimbursements of approximately $30,000 and $8,000 during the six months ended June 30, 1998 and 1997, respectively, to an affiliate of the Managing General Partner.

For the period from January 1, 1997 through August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the Managing General Partner, but with an insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner which received payments on these obligations from the agent. The amount of the Partnership's insurance premiums that accrued to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations was not significant.

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


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of five apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1998 and 1997:

                                                  Average
                                                 Occupancy
Property                                    1998            1997

Cherry Creek Gardens Apartments
 Englewood, Colorado                         95%             95%

Creekside Apartments
  Denver, Colorado                           97%             96%

The Lodge Apartments
 Denver, Colorado                            97%             97%

The Village in the Woods Apartments
 Cypress, Texas                              95%             94%

Cooper's Pond Apartments
 Tampa, Florida                              96%             94%

The Partnership generated net income for the six months ended June 30, 1998, of approximately $664,000 compared to net income of approximately $357,000 for the corresponding period of 1997. For the three months ended June 30, 1998, the Partnership generated net income of approximately $378,000 compared to net income of approximately $65,000 for the three months ended June 30, 1997. The increase in net income for the three and six month periods ended June 30, 1998, is primarily attributable to an increase in rental income and a decrease in loss on disposal of property due to roof replacements. The increase in rental income was due to increases in average occupancy at Creekside Apartments, The Village in the Woods Apartments, and Cooper's Pond Apartments, and an increase in average rental rates at all of the Partnership's investment properties. The decrease in loss on disposal of property is the result of fewer write-offs of roofs that were not fully depreciated at the time of the replacement. Partially mitigating the increase in rental income and a decrease in loss on disposal was an increase in depreciation expense. The increase in depreciation expense is due to an increase in depreciable assets as a result of improvements made at all the Partnership's investment properties. Included in operating expenses for the six months ended June 30, 1998, is approximately $91,000 of major repairs and maintenance comprised primarily of parking lot and exterior building repairs. Included in operating expenses for the six months ended June 30, 1997, is approximately $110,000 of major repairs and maintenance comprised primarily of exterior building repairs and landscaping.

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

At June 30, 1998, the Partnership had cash and cash equivalents of approximately $6,010,000 compared to approximately $5,514,000 at June 30, 1997. For the six months ended June 30, 1998, net cash increased approximately $1,999,000 compared to an increase of approximately $1,073,000 for the corresponding period of 1997. Net cash provided by operating activities increased primarily as a result of an increase in rental income as previously discussed. Also contributing to the increase in cash provided by operating activities was an increase in cash received from receivables and deposits and other assets and a decrease in cash used for accounts payable due to the timing of receipts and payments. Net cash used in investing activities increased due to an increase in property improvements and replacements, which was partially offset by an increase in net withdrawals from restricted escrows. Net cash used in financing activities increased due to an increase in mortgage payments.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $37,869,000, net of discount, is amortized over varying periods with maturity dates ranging from July 1999 to July 2005, at which time the properties will either be refinanced or sold. No distributions were made to the limited partners during the six months ended June 30, 1998 and 1997. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of cash reserves. The Managing General Partner currently anticipates that a distribution of cash flow from operations will be made in September 1998.

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


                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The Plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and its affiliates of interests in certain general partner entities, past tender offers by Insignia affiliates to acquire limited partnership units, the management of partnerships by Insignia affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. The Managing General Partner believes the action to be without merit, and intends to vigorously defend it.
On June 24, 1998, the Managing General Partner filed a motion seeking dismissal of the action.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature. The Managing General Partner believes all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition or operations of the Partnership.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

 a)  Exhibits:

     Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

 b)  Reports on Form 8-K:

     None filed during the quarter ended June 30, 1998.


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

                           Date:  July 28, 1998