Form 10QSB
period 1998-09-30
CENTURY PROPERTIES FUND XVII
filed 1998-11-12
CIK 356472

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


               For the quarterly period ended September 30, 1998


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

                     55 Beattie Place, Post Office Box 1089
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

                               September 30, 1998
                        (in thousands, except unit data)


Assets
  Cash and cash equivalents                            $  5,018
  Receivables and deposits                                  890
  Restricted escrows                                      1,284
  Other assets                                              484
  Investment properties
     Land                                    $  7,078
     Buildings and related personal property   60,668
                                               67,746
     Less accumulated depreciation            (32,075)   35,671


                                                       $ 43,347
Liabilities and Partners' Capital (Deficit)

Liabilities
  Accounts payable                                     $    144
  Tenant security deposit liabilities                       278
  Accrued property taxes                                    597
  Other liabilities                                         319
  Mortgage notes payable                                 41,168

Partners' Capital (Deficit)
  General partner's                          $ (7,632)
  Limited partners' (75,000 units issued
     and outstanding)                           8,473       841

                                                       $ 43,347

          See Accompanying Notes to Consolidated Financial Statements

b)
                          CENTURY PROPERTIES FUND XVII
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                                 Three Months Ended   Nine Months Ended
                                    September 30,       September 30,
                                   1998      1997      1998      1997
Revenues:
 Rental income                   $ 3,308   $ 3,150   $ 9,723   $ 9,187
 Other income                        199       215       593       598
    Total revenues                 3,507     3,365    10,316     9,785

Expenses:
 Operating                         1,531     1,382     4,077     3,939
 General and administrative           69        77       213       208
 Depreciation                        631       569     1,784     1,673
 Interest                            885       908     2,762     2,732
 Property taxes                      194       198       583       581
 Loss on disposal of property         --        --        36        64
    Total expenses                 3,310     3,134     9,455     9,197

Net income before
 extraordinary loss              $   197   $   231   $   861   $   588
Extraordinary loss on debt
 refinancing                         (96)       --       (96)       --
Net income                       $   101   $   231   $   765   $   588

Net income allocated to
 general partner (11.8%)         $    12   $    27   $    90   $    69
Net income allocated to
 limited partners (88.2%)             89       204       675       519
                                 $   101   $   231   $   765   $   588
Net income before extraordinary
 loss per limited partnership
 unit                            $  2.32   $  2.72   $ 10.13   $  6.92
Extraordinary loss per limited
 partnership unit                  (1.13)       --     (1.13)       --
Net income per limited
 partnership unit                $  1.19   $  2.72   $  9.00   $  6.92

Distribution per limited
 partnership unit                $ 39.15   $    --   $ 39.15   $    --

          See Accompanying Notes to Consolidated Financial Statements

c)
                          CENTURY PROPERTIES FUND XVII
        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)


                                     Limited
                                   Partnership  General   Limited
                                      Units    Partner's Partners'   Total


Original capital contributions      75,000     $    --   $75,000   $75,000

Partners' (deficit) capital at
  December 31, 1997                 75,000     $(7,329)  $10,734   $ 3,405

Distributions to partners                         (393)   (2,936)   (3,329)

Net income for the nine
  months ended September 30, 1998       --          90       675       765

Partners' (deficit) capital at

  September 30, 1998                75,000     $(7,632)  $ 8,473   $   841

          See Accompanying Notes to Consolidated Financial Statements

d)
                          CENTURY PROPERTIES FUND XVII
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                    Nine Months Ended
                                                       September 30,
                                                      1998      1997
Cash flows from operating activities:
  Net income                                         $    765  $  588
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation                                        1,784   1,673
    Amortization of loan costs and debt discounts       1,211   1,105
    Extraordinary loss on debt refinancing                 96      --
    Loss on disposal of property                           36      64
    Change in accounts:
       Receivables and deposits                           145    (298)
       Other assets                                        --     (59)
       Accounts payable                                   (62)   (201)
       Tenant security deposit liabilities                 14       4
       Accrued property taxes                               7       8
       Other liabilities                                  (31)     79

           Net cash provided by operating activities    3,965   2,963

Cash flows from investing activities:
  Net deposits to restricted escrows                     (332)    (38)
  Property improvements and replacements               (1,673)   (837)

           Net cash used in investing activities       (2,005)   (875)

Cash flows from financing activities:
  Payments on mortgage notes payable                     (313)   (300)
  Payoff of mortgage notes payable                    (10,684)     --
  Proceeds from debt refinancing                       13,700      --
  Loan costs                                             (327)     --
  Distribution to partners                             (3,329)     --

           Net cash used in financing activities         (953)   (300)

Net increase in cash and cash equivalents               1,007   1,788

Cash and cash equivalents at beginning of period        4,011   4,441

Cash and cash equivalents at end of period           $  5,018  $6,229

Supplemental disclosure of cash flow information:
  Cash paid for interest                             $  1,585  $1,593

          See Accompanying Notes to Consolidated Financial Statements


e)
                          CENTURY PROPERTIES FUND XVII
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Century Properties Fund XVII (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1997.

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

Fox Partners, a California general partnership, is the general partner of the Partnership. The general partners of Fox Partners are FCMC, a California corporation, Fox Realty Investors ("FRI"), a California general partnership, and Fox Partners 82, a California general partnership. NPI Equity Investments II, Inc., a Florida corporation ("NPI Equity"), is the general partner of FRI. Insignia Properties Trust ("IPT") is the sole shareholder of both FCMC and NPI Equity.

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the Managing General Partner and/or its affiliates in 1998 and 1997:


                                                         Nine Months Ended
                                                           September 30,
                                                          1998      1997
                                                           (in thousands)

Property management fees (included in operating expenses) $507      $481
Reimbursement for services of affiliates, including
  approximately $43,000 and $10,000 in construction
  oversight reimbursements during the nine months ended
  September 30, 1998 and 1997, respectively (included in
  investment properties, general and administrative
  expenses and operating expenses)                         160       127

In addition, the Partnership paid approximately $27,000 in loan costs related to the refinancing of mortgages at Creekside Apartments and The Lodge Apartments during the nine months ended September 30, 1998. No loan costs were paid in 1997. These loan costs are included in other assets and are amortized as interest expense over the terms of the loan agreements.

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

On August 28, 1997, an affiliate of the Managing General Partner ("the Purchaser") commenced a tender offer for limited partnership interests in the partnership. The Purchaser offered to purchase up to 22,500 of the outstanding units of limited partnership interest in the Partnership, at $225.00 per Unit, net to the seller in cash. On October 6, 1997, the Purchaser closed the tender offer and acquired 3,369.5 Units of limited partnership interest.

NOTE C - DISTRIBUTION TO PARTNERS

A cash distribution from operations of approximately $3,329,000 was paid during the nine months ended September 30, 1998. Of this amount, approximately $393,000 was paid to the general partners and approximately $2,936,000 ($39.15 per unit) was paid to the limited partners. Subsequent to September 30, 1998, a distribution of proceeds from the refinancing of the mortgage loans encumbering Creekside Apartments and the Lodge Apartments of approximately $2,000,000 was paid. No distributions were made during the nine months ended September 30, 1997.

NOTE D - REFINANCING AND EXTRAORDINARY LOSS

On August 24, 1998, the Partnership refinanced the mortgages encumbering Creekside Apartments and The Lodge Apartments. The refinancing of Creekside Apartments replaced indebtedness of approximately $5,091,000 with a new mortgage in the amount of $6,500,000. The refinancing of The Lodge Apartments replaced indebtedness of approximately $5,593,000 with a new mortgage in the amount of $7,200,000. Both of the new mortgages carry a stated interest rate of 6.43%. Interest on both of the old mortgages was 7.875%. Payments on both mortgage loans are due on the first day of each month beginning on October 1, 1998 until the loans mature on September 1, 2008. The Partnership received net proceeds from these refinancings in the aggregate amount of $2,689,000 of which $2,000,000 was paid as a distribution to the partners during October 1998. In addition, the Partnership was required to establish escrows with the lender for repairs, insurance and tax costs. Total capitalized loan costs were approximately $327,000 at September 30, 1998. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $96,000 due to the write-off of unamortized loan costs.

NOTE E - TRANSFER OF CONTROL; SUBSEQUENT EVENT

On October 1, 1998, Insignia Financial Group, Inc. completed its merger with and into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO acquired control of the Managing General Partner. In addition, AIMCO also acquired approximately 51% of the outstanding common shares of beneficial interest of IPT, the entity which controls the General Partner of the Partnership. Also, effective October 1, 1998 IPT and AIMCO entered into an Agreement and plan of Merger pursuant to which IPT is to be merged with and into AIMCO or a subsidiary of AIMCO (the "IPT Merger"). The IPT Merger requires the approval of the holders of a majority of the outstanding IPT Shares. AIMCO has agreed to vote all of the IPT Shares owned by it in favor of the IPT Merger and has granted an irrevocable limited proxy to unaffiliated representatives of IPT to vote the IPT Shares acquired by AIMCO and its subsidiaries in favor of the IPT Merger. As a result of AIMCO's ownership and its agreement, the vote of no other holder of IPT is required to approve the merger. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of five apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1998 and 1997:


                                      Average Occupancy
Property                                1998     1997
Cherry Creek Gardens Apartments
 Englewood, Colorado                    95%      95%
Creekside Apartments
 Denver, Colorado                       97%      96%
The Lodge Apartments
 Denver, Colorado                       97%      97%
The Village in the Woods Apartments
 Cypress, Texas                         95%      95%
Cooper's Pond Apartments
 Tampa, Florida                         97%      95%

The Partnership generated net income for the nine months ended September 30, 1998, of approximately $765,000 compared to net income of approximately $588,000 for the corresponding period of 1997. For the three months ended September 30, 1998, the Partnership generated net income of approximately $101,000 compared to net income of approximately $231,000 for the three months ended September 30, 1997. The increase in net income for the nine months ended September 30, 1998, as compared to the nine months ended September 30, 1997, is primarily attributable to an increase in rental income, which more than offset increases in operating expense and depreciation expense and the extraordinary loss on debt refinancing. The increase in rental income is primarily due to increases in average occupancy at Creekside Apartments and Cooper's Pond Apartments, and an increase in market rent at all the Partnership's investment properties. Partially mitigating the increase in rental income were increases in operating and depreciation expense. The increase in operating expense is primarily due to an increase in advertising expense at all the Partnership's investment properties and to an increase in utility expenses at Cherry Creek Gardens Apartments, Creekside Apartments and The Lodge Apartments. The increase in depreciation expense is due to an increase in depreciable assets as a result of improvements made at all the Partnership's investment properties. Also offsetting the increase in net income is an extraordinary loss on early extinguishment of debt of approximately $96,000 as a result of the refinancing of Creekside Apartments and The Lodge Apartments as discussed in "Item 1. Note D
- Refinancing and Extraordinary Loss." Included in operating expenses for the nine months ended September 30, 1998, is approximately $270,000 of major repairs and maintenance comprised primarily of exterior painting, landscaping, exterior building improvements, gutter repairs, and parking lot repairs. Included in operating expenses for the nine months ended September 30, 1997, is approximately $200,000 of major repairs and maintenance comprised primarily of exterior building improvements and landscaping.

The decrease in net income for the three months periods ended September 30, 1998, is primarily attributable to the extraordinary loss on early extinguishment of debt, as discussed above and to increases in operating and depreciation expense. The increase in operating expense is primarily due to increases in exterior painting expenses at Creekside Apartments resulting from a wood replacement project performed in 1998. The increase in depreciation expense is due to an increase in depreciable assets as a result of improvements made at all the Partnership's investment properties. Partially offsetting the extraordinary loss on early extinguishment of debt and the increases in operating and depreciation expense was an increase in rental income as discussed above.

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

On August 24, 1998, the Partnership refinanced the mortgages encumbering Creekside Apartments and The Lodge Apartments. The refinancing of Creekside Apartments replaced indebtedness of approximately $5,091,000 with a new mortgage in the amount of $6,500,000. The refinancing of The Lodge Apartments replaced indebtedness of approximately $5,593,000 with a new mortgage in the amount of $7,200,000. Both of the new mortgages carry a stated interest rate of 6.43%. Interest on both of the old mortgages was 7.875%. Payments on both mortgage loans are due on the first day of each month beginning on October 1, 1998 until the loans mature on September 1, 2008. The Partnership received net proceeds from these refinancings in the aggregate amount of $2,689,000 of which $2,000,000 was paid as a distribution to the partners during October 1998. In addition, the Partnership was required to establish escrows with the lender for repairs, insurance and tax costs. Total capitalized loan costs were approximately $327,000 at September 30, 1998. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $96,000 due to the write-off of unamortized loan costs.

At September 30, 1998, the Partnership had cash and cash equivalents of approximately $5,018,000 compared to approximately $6,229,000 at September 30, 1997. For the nine months ended September 30, 1998, net cash increased approximately $1,007,000 compared to an increase of approximately $1,788,000 for the corresponding period of 1997. Net cash provided by operating activities increased primarily as a result of an increase in net income, as discussed above. Also contributing to the increase in cash provided by operating activities was an increase in cash received from receivables and deposits and a decrease in cash used for accounts payable due to the timing of receipts and payments. Net cash used in investing activities increased due to increases in property improvements and replacements and net deposits to restricted escrows required by the terms of the new debt agreements. Net cash used in financing activities increased primarily due to distributions, of approximately $3,329,000, paid to the partners in 1998. There were no distributions paid during 1997. Partially offsetting the distributions paid to the partners were net proceeds, of approximately $2,689,000, from the refinancing of Creekside Apartments and The Lodge Apartments during the third quarter of 1998, as discussed above.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, State and local legal and regulatory requirements. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The Managing General Partner is currently assessing the need for capital improvements at each of the Partnership's properties. To the extent that additional capital improvements are required, the Partnership's distributable cash flow, if any, may be adversely effected. The mortgage indebtedness of $41,168,000, net of discount, is amortized over varying periods with maturity dates ranging from July 1999 at Cooper's Pond Apartments to September 2008. Although there can be no assurance that it will be able to do so, the Managing General Partner believes it will be able to refinance the debt maturing in July 1999. The Managing General Partner will attempt to refinance such indebtedness or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure. Cash distributions of approximately $3,329,000 were paid during the nine months ended September 30, 1998. Subsequent to September 30, 1998, a distribution from refinancings of approximately $2,000,000 was paid. No distributions were made during the nine months ended September 30, 1997. Future cash distributions will depend on the level of net cash generated from operations, refinancings, property sales, and the availability of cash reserves. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations to permit distributions to its partners in 1998 or subsequent periods.

Transfer of Control; Subsequent Event

On October 1, 1998, Insignia Financial Group, Inc. completed its merger with and into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO acquired control of the Managing General Partner. In addition, AIMCO also acquired approximately 51% of the outstanding common shares of beneficial interest of Insignia Properties Trust ("IPT"), the entity which controls the General Partner of the Partnership. Also, effective October 1, 1998 IPT and AIMCO entered into an Agreement and plan of Merger pursuant to which IPT is to be merged with and into AIMCO or a subsidiary of AIMCO (the "IPT Merger"). The IPT Merger requires the approval of the holders of a majority of the outstanding IPT Shares.
AIMCO has agreed to vote all of the IPT Shares owned by it in favor of the IPT Merger and has granted an irrevocable limited proxy to unaffiliated representatives of IPT to vote the IPT Shares acquired by AIMCO and its subsidiaries in favor of the IPT Merger. As a result of AIMCO's ownership and its agreement, the vote of no other holder of IPT is required to approve the merger. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

Year 2000

GENERAL DESCRIPTION OF THE YEAR 2000 ISSUE AND THE NATURE AND EFFECTS OF THE YEAR 2000 ON INFORMATION TECHNOLOGY (IT) AND NON-IT SYSTEMS

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Partnership is dependent upon the Managing General Partner and its affiliates for management and administrative services ("Managing Agent"). Any computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Managing Agent and the Partnership.

STATUS OF PROGRESS IN BECOMING YEAR 2000 COMPLIANT

The Managing Agent's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing and implementation. To date, the Managing Agent has fully completed its assessment of all information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phase on both hardware and software systems. Assessments are continuing in regards to embedded systems in operating equipment. The Managing Agent anticipates having all phases complete by June 1, 1999.

In addition to the areas the Partnership is relying on the Managing Agent to verify compliance with, the Partnership has certain operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. The focus of the Managing General Partner was to the security systems, elevators, heating-ventilation-air-conditioning systems, telephone systems and switches, and sprinkler systems. The Managing General Partner is currently engaged in the identification of all non-compliant operational systems, and is in the process of estimating the costs associated with any potential modifications or replacements needed to such systems in order for them to be Year 2000 compliant. It is not expected that such costs would have a material adverse affect upon the operations of the Partnership.

RISK ASSOCIATED WITH THE YEAR 2000

The Managing General Partner believes that the Managing Agent has an effective program in place to resolve the Year 2000 issue in a timely manner and has appropriate contingency plans in place for critical applications that could
affect the Partnership's operations.   To date, the Managing General Partner  is
not aware of any external agent with a Year 2000 issue that would materially impact the Partnership's results of operations, liquidity or capital resources. However, the Managing General Partner has no means of ensuring that external agents will be Year 2000 compliant. The Managing General Partner does not believe that the inability of external agents to complete their Year 2000 resolution process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

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


                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The Plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner has filed demurrers to the amended complaint, which are scheduled to be heard on January 8, 1999. The Managing General Partner believes the action to be without merit, and intends to vigorously defend it.

On July 30, 1998 certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled Everest Properties LLC. v. Insignia Financial Group, Inc. in the Superior Court of the State of California, County of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). The complaint names as defendants Insignia, several Insignia Affiliates alleged to be managing partners of the defendant limited partnerships, the Partnership and the Managing General Partner. Plaintiffs allege that they have requested from, but have been denied by each of the Subject Partnerships, lists of their respective limited partners for the purpose of making tender offers to purchase up to 4.9% of the limited partner units of each of the Subject Partnerships. The complaint also alleges that certain of the defendants made tender offers to purchase limited partner units in many of the Subject Partnerships, with the alleged result that plaintiffs have been deprived of the benefits they would have realized from ownership of the additional units. The plaintiffs assert eleven causes of action, including breach of contract, unfair business practices, and violations of the partnership statutes of the states in which the Subject Partnerships are organized. Plaintiffs seek compensatory, punitive and treble damages. The Managing General Partner filed an answer to the complaint on September 15, 1998. The Managing General Partner believes the claims to be without merit and intends to defend the action vigorously.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature. The Managing General Partner believes all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition or operations of the Partnership.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       a) Exhibits:

          The exhibits listed on the accompanying Index to Exhibits are filed as part of this Quarterly Report and incorporated in this Quarterly Report as set forth in said index.

       b) Reports on Form 8-K:
          None filed during the quarter ended September 30, 1998.


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


                               CENTURY PROPERTIES FUND XVII

                               By: Fox Capital Management Corporation,
                                   Its Managing General Partner


                               By: /s/Patrick Foye
                                   Patrick Foye
                                   Executive Vice President


                               By: /s/Timothy R. Garrick
                                   Timothy R. Garrick
                                   Vice President - Accounting
                                   (Duly Authorized Officer)


                               Date: November 12, 1998




                          Century Properties Fund XVII

                                 Exhibit Index


Exhibit Number    Description of Exhibit

     10.1 Multifamily Note dated August 24, 1998, by and between Apartment Lodge 17 A LLC, a Colorado limited liability company and Newport Mortgage Company, L.P. a Texas limited partnership.

     10.2 Multifamily Note dated August 24, 1998, by and between Apartment Creek 17 A LLC, a Colorado limited liability company and Newport Mortgage Company, L.P., a Texas limited partnership.

     27           Financial Data Schedule