Form 10KSB
period 1998-12-31
CENTURY PROPERTIES FUND XVII
filed 1999-03-31
CIK 356472

FORM 10-KSB-ANNUAL OR TRANSITIONAL REPORT UNDER
                              SECTION 13 OR 15(D)

                                  FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                  For the fiscal year ended December 31, 1998

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

    55 Beattie Place, P.O. Box 1089
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

State issuer's revenues for its most recent fiscal year. $13,795,000

State the aggregate market value of the voting partnership interests held by nonaffiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 1998. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.
                      DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE


                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

Century Properties Fund XVII (the "Partnership" or the "Registrant") was organized in November 1981 as a California limited partnership under the Uniform Limited Partnership Act of the California Corporations Code. Fox Partners, a California general partnership, is the general partner of the Partnership. The general partners of Fox Partners are Fox Capital Management Corporation (the "Managing General Partner"), a California corporation, Fox Realty Investors ("FRI"), a California general partnership, and Fox Partners 82, a California general partnership. NPI Equity Investments II, Inc., a Florida corporation ("NPI Equity"), is the general partner of FRI. As a result of a series of transactions which occurred during the fourth quarter of 1998 and the first quarter of 1999, FCMC and NPI Equity are now wholly-owned by Apartment Investment and Management Company ("AIMCO") (See "Transfer of Control" below). The Partnership Agreement provides that the Partnership is to terminate on December 31, 2006, unless terminated prior to such date.

The principal business of the Partnership is and has been to operate, hold for investment, and ultimately sell income-producing multi-family residential properties. The Partnership is a "closed" limited partnership real estate syndicate formed to acquire multi-family residential properties. During 1982, the Partnership offered and sold, pursuant to a Registration Statement filed with the Securities and Exchange Commission, 75,000 units of limited partnership interest ("Units") for an aggregate purchase price of $75,000,000. The net proceeds of this offering were used to acquire twelve existing apartment properties. Since its initial offering, the Registrant has not received, nor are limited partners required to make, additional capital contributions. The Partnership's original property portfolio was geographically diversified with properties acquired in four states. Three apartment properties were sold in 1988. One apartment was acquired by the lender through a deed in-lieu of foreclosure in 1992. During 1993, two apartment properties were sold and one was acquired by the lender through foreclosure. The Partnership continues to own the remaining five properties (See "Item 2. Description of Properties").

The Managing General Partner of the Partnership intends to maximize the operating results and, ultimately, the net realizable value of each of the Partnership's properties in order to achieve the best possible return for the investors. Such results may best be achieved by holding and operating the properties or through property sales or exchanges, refinancings, debt restructurings or relinquishment of the assets. The Partnership intends to evaluate each of its holdings periodically to determine the most appropriate strategy for each of the assets.

A further description of the Partnership's business is included in Management's Discussion and Analysis or Plan of Operation included in "Item 6" of this Form 10-KSB.

On January 19, 1996, DeForest Ventures I, L.P. ("Deforest"), the entity which tendered for Units in the Partnership in 1994 and 1995, and certain of its affiliates sold the Units then held by them (25,710.5 Units representing approximately 34% of the total outstanding Units at such time) to Insignia NPI L.L.C. ("Insignia LLC"). Insignia LLC subsequently transferred these units to Insignia Properties L.P. On October 6, 1997, Insignia Properties L.P. acquired an additional 3,369.5 Units pursuant to its August 28, 1997 tender offer for a purchase price of $225.00 per unit. As a result, AIMCO currently owns, through its affiliates 29,203 Units which represents 38.938% of all Units. As a result, Insignia Properties L.P. could be in a position to significantly influence all voting decisions with respect to the Partnership. Under the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, Insignia Properties L.P. would in all likelihood vote the Units it acquired in a manner favorable to the interests of the Managing General Partner because of its affiliation with the Managing General Partner. However, Insignia Properties L.P is required to vote the Units acquired from Deforest against any increase in compensation payable to the Managing General Partner or its affiliates; and on all other matters submitted by it or its affiliates, in proportion to the votes cast by non tendering unit holders. Except for the foregoing, no other limitations are imposed on Insignia Properties L.P.'s right to vote each Unit acquired.

The Registrant has no full-time employees. The Managing General Partner is vested with full authority as to the general management and supervision of the business and affairs of the Partnership. The non-managing general partners and the Limited Partners have no right to participate in the management or conduct of such business and affairs. Property management services were provided at the Partnership's properties by an affiliate of the Managing General Partner during the years ended December 31, 1998 and 1997.

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

The Partnership monitors its properties for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

The business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Registrant's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the Managing General Partner, in such market area could have a material effect on the rental market for the apartments at the Registrant's properties and the rents that may be charged for such apartments. While the Managing General Partner and its affiliates are a significant factor in the United States in the apartment industry, competition for apartments is local. In addition, various limited partnerships have been formed by the Managing General Partner and/or affiliates to engage in business which may be competitive with the Registrant.

Both the income and expenses of operating the remaining properties owned by the Partnership are subject to factors outside of the Partnership's control, such as an oversupply of similar properties resulting from overbuilding, increases in unemployment or population shifts, reduced availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

Transfer of Control

Pursuant to a series of transactions which closed during the first half of 1996, affiliates of Insignia Financial Group, Inc. ("Insignia") acquired all of the issued and outstanding shares of stock of FCMC, NPI Equity and National Property Investors, Inc. ("NPI"), the sole shareholder of NPI Equity. On December 31, 1996, Insignia transferred its interest in NPI Equity to Insignia Properties Trust ("IPT").

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired a 100% ownership interest in Insignia Properties Trust ("IPT"), the entity which controls the Managing General Partner. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

ITEM 2.  DESCRIPTION OF PROPERTIES:

The following table sets forth the Partnership's investment in properties:

                                 Date of
           Property              Purchase     Type of Ownership        Use

Cherry Creek Gardens Apartments   09/82     Fee ownership subject   Apartment
 Englewood, Colorado                        to first mortgage (1)   296 units
Creekside Apartments              10/82     Fee ownership subject   Apartment
 Denver, Colorado                           to first mortgage (1)   328 units
The Lodge Apartments              10/82     Fee ownership subject   Apartment
 Denver, Colorado                           to first mortgage (1)   376 units
The Village in the Woods Apts.    10/82     Fee ownership subject   Apartment
 Cypress, Texas                             to first mortgage       530 units
Cooper's Pond Apartments          03/83     Fee ownership subject   Apartment
 Tampa, Florida                             to first and second     463 units
                                            mortgage

(1) Property is owned by a Limited Partnership of which the Registrant owns
    100%.

SCHEDULE OF PROPERTIES:

Set forth below for each of the Registrant's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

                           Carrying  Accumulated                     Federal

        Property            Value    Depreciation   Rate   Method   Tax Basis

                              (in thousands)                      (in thousands)


Cherry Creek Gardens       $14,970     $ 7,431    5-30yrs   S\L     $ 2,447

 Apartments

Creekside Apartments        10,729       4,871    5-30yrs   S\L       2,957

The Lodge Apartments        12,601       5,748    5-30yrs   S\L       3,083

The Village in the Woods    15,120       7,039    5-30yrs   S\L       3,597

 Apartments

Cooper's Pond Apartments    14,764       7,620    5-30yrs   S\L       2,519

                           $68,184     $32,709                      $14,603


See "Note A" of the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy.

SCHEDULE OF PROPERTY INDEBTEDNESS:

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.

                                 Principal                                Principal

                                 Balance At                                Balance

                                December 31, Interest  Period  Maturity    Due At

           Property                 1998       Rate  Amortized   Date   Maturity (3)

                               (in thousands)                          (in thousands)

Cherry Creek Gardens Apartments $ 7,483       8.630%  25 years 12/01/99 $ 7,335

Creekside Apartments              6,482       6.430%  30 years 09/01/08   5,501

The Lodge Apartments              7,180       6.430%  30 years 09/01/08   6,093

The Village in the Woods Apts.   14,421        (1)      (1)    01/24/00  14,421

Cooper's Pond Apts.

 - 1st mortgage                   3,483       8.000%  23 years 07/01/99   3,439

 - 2nd mortgage                   4,134       8.500%    (2)    07/01/05   4,134

                                 43,183                                 $40,923

Mortgage discount                (1,427)

                                $41,756


(1)  Zero coupon note; discounted at an effective interest rate of 10.247%
(2)  Interest only
(3) See "Item 7". Financial Statements - Note C" for information with respect to the Registrant's ability to prepay these loans and other specific details about the loans.

Each mortgage note payable is non-recourse and is secured by a pledge of the applicable Partnership property and the rental revenues derived therefrom.

SCHEDULE OF RENTAL RATES AND OCCUPANCY:

Average annual rental rate and occupancy for 1998 and 1997 for each property:


                                         Average Annual            Average

                                          Rental Rates            Occupancy

             Property                   1998         1997       1998     1997


Cherry Creek Gardens Apartments     $9,138/unit  $8,685/unit    96%      95%

Creekside Apartments                 6,770/unit   6,475/unit    97%      97%

The Lodge Apartments                 6,300/unit   6,039/unit    97%      97%

The Village in the Woods Apartments  7,103/unit   6,732/unit    95%      94%

Cooper's Pond Apartments             5,668/unit   5,409/unit    96%      94%


As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other apartment complexes in the area. The Managing General Partner believes that all of the properties are adequately insured. The multi-family residential properties' lease terms are for one year or less. No residential tenant leases 10% or more of the available rental space. All of the properties are in good physical condition subject to normal depreciation and deterioration as is typical for assets of this type and age.

REAL ESTATE TAXES AND RATES:

Real estate taxes and rates in 1998 for each property were:

                                             1998          1998

                                            Billing        Rate

                                        (in thousands)


Cherry Creek Gardens Apartments            $122            9.59%

Creekside Apartments                         69            7.87%

The Lodge Apartments                         79            7.87%

The Village in the Woods Apartments         313            2.82%

Cooper's Pond Apartments                    193            2.45%


CAPITAL IMPROVEMENTS:

Cherry Creek Gardens Apartments

During 1998, the Partnership completed approximately $180,000 of capital improvements at the property, consisting primarily of land improvements, gutter replacements, water heaters, appliances, and floor coverings. These improvements were funded from the Partnership's reserves and operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $179,000 of capital improvements over the near term. Capital improvements planned for 1999 consist of carpet and vinyl replacement, electrical upgrades, landscaping, and other structural improvements. These improvements are budgeted for, but are not limited to, approximately $249,000.

Creekside Apartments
During 1998, the Partnership completed approximately $332,000 of capital improvements at the property, consisting primarily of major building improvements, appliances, water heaters, air conditioning units, and floor covering replacement. These improvements were funded from the Partnership's reserves and operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $695,000 of capital improvements over the near term. Capital improvements planned for 1999 consist of water heaters, appliances, plumbing upgrades, carpet and vinyl replacement and other structural improvements. These improvements are budgeted for, but are not limited to, approximately $577,000.

The Lodge Apartments

During 1998, the Partnership completed approximately $478,000 of capital improvements at the property, consisting primarily of parking lot repairs, stairwell upgrades, water heaters, appliances and other building improvements. These improvements were funded from the Partnership's reserves and operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $474,000 of capital improvements over the near term. Capital improvements planned for 1999 consist of carpet and vinyl replacement, parking lot improvements, swimming pool repairs and other structural upgrades. These improvements are budgeted for, but not limited to, approximately $323,000.

The Village in the Woods Apartments

During 1998, the Partnership completed approximately $730,000 of capital improvements at the property, consisting primarily of siding replacement, stairwell upgrades, lighting, roof replacement, appliances, floor covering replacement and other structural improvements. These improvements were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $362,000 of capital improvements over the near term. Capital improvements planned for 1999 consist of air conditioning units, carpet replacement, parking lot repairs, electrical upgrades, landscaping and roof replacement. These improvements are budgeted for, but are not limited to, approximately $445,000.

Cooper's Pond Apartments

During 1998, the Partnership completed approximately $391,000 of capital improvements at the property, consisting primarily of parking lot repairs, land improvements, appliances, floor covering replacement and other structural improvements. These improvements were funded from the Partnership's reserves and operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $517,000 of capital improvements over the near term. Capital improvements planned for 1999 consist of carpet replacement, landscaping, grounds lighting, parking lot repairs, pool repairs, appliances and other structural upgrades. These improvements are budgeted for, but are not limited to, approximately $546,000.

The capital improvements planned for 1999 at the Partnership's properties will be made only to the extent of cash available from operations and Partnership reserves.

ITEM 3.  LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner has filed demurrers to the amended complaint, which were heard during February 1999. No ruling on such demurrers has been received. The Managing General Partner does not anticipate that the costs associated with this case, if any, to be material to the Partnership's overall operations.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled Everest Properties, LLC, et. al. v. Insignia Financial Group, Inc., et. al. in the Superior Court of the State of California, County of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). This case was settled on March 3, 1999. The Partnership is responsible for a portion of the settlement costs. The expense will not have a material effect on the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The unit holders of the Registrant did not vote on any matter during the quarter ended December 31, 1998.



                                    PART II


ITEM 5. MARKET FOR THE PARTNERSHIP'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

The Partnership, a publicly held limited partnership, sold 75,000 Limited Partnership Units aggregating $75,000,000 during its offering period. The Partnership currently has 75,000 Units outstanding and 5,121 Limited Partners of record. Affiliates of the Managing General Partner owned 29,203 Units or 38.938% at December 31, 1998. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

In 1998, cash distributions of approximately $5,329,000 ($65.28 per limited partnership unit) were paid. Of this amount, approximately $3,329,000 ($39.15 per limited partnership unit) was paid from operations and approximately $2,000,000 ($26.13 per limited partnership unit) was paid from the refinancing of the mortgage loans encumbering Creekside Apartments and the Lodge Apartments in August 1998. Subsequent to December 31, 1998, a cash distribution of approximately $2,319,000 ($30.30 per limited partnership unit) was paid. Of this amount, approximately $1,630,000 ($21.30 per limited partnership unit)was paid from operations and approximately $689,000 ($9.00 per limited partnership unit) was paid from the refinancing of the mortgage loans encumbering Creekside Apartments and the Lodge Apartments in August 1998. As part of this distribution, the Managing General Partner received a Management Incentive Fee of approximately $181,000 which is accounted for as a distribution to the Managing General Partner. In 1997, the Partners received distributions from operations of approximately $3,000,000 ($35.28 per limited partnership unit). Future cash distributions will depend on the levels of net cash generated from operations, property sales or refinancings and the availability of cash reserves. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit further distributions to its partners in 1999 or subsequent periods.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership realized net income of approximately $1,423,000 for the year ended December 31, 1998, compared to net income of approximately $960,000 for the year ended December 31, 1997. The increase in net income is primarily attributable to an increase in rental income, partially offset by an increase in expenses and a loss on the early extinguishment of debt recognized in 1998. The increase in rental income is primarily due to increases in average occupancy at Cherry Creek Apartments, The Village in the Woods Apartments and Cooper's Pond Apartments as well as increased average annual rental rates at all the Partnership's investment properties. The increase in expenses is due to an increase in depreciation expense and interest expense which more than offset decreases in operating and general and administrative expenses. The increase in depreciation expense is due to an increase in depreciable assets as a result of improvements made at all of the Partnership's investment properties. The increase in interest expense is due to a higher debt balance resulting from the refinancing of the loans encumbering Creekside Apartments and The Lodge Apartments in August, 1998. The decrease in operating expense is primarily due to decreases in repairs and maintenance expenses due to the completion of gutter repairs and exterior painting at Cooper's Pond Apartments and exterior building repairs at The Village in the Woods Apartments during 1997, which more than offset the increase in exterior painting at Creekside Apartments in 1998. In addition, interior building improvements and painting supplies decreased at all of the Partnership's properties.

The decrease in general and administrative expenses was primarily due to reduced legal fees, printing and mailing costs and Partnership expense reimbursements. Included in general and administrative expenses at both December 31, 1998 and 1997 are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from the burden of increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At December 31, 1998, the Partnership had cash and cash equivalents of approximately $4,031,000 compared to approximately $4,011,000 at December 31, 1997. The increase in cash and cash equivalents is due to approximately $5,401,000 of cash provided by operating activities, which was partially offset by approximately $2,440,000 of cash used in investing activities and approximately $2,941,000 of cash used in financing activities. Cash used in investing activities consisted of capital improvements and deposits to escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted of payments of principal made on mortgages encumbering the Partnership's investment properties and distributions to partners. Partially offsetting these uses of cash in financing activities, were net proceeds of approximately $2,797,000, from the refinancing of Creekside Apartments and The Lodge Apartments, which occurred during the third quarter of 1998. The Partnership invests its working capital reserves in money market accounts.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. The Registrant has budgeted, but is not limited to, approximately $2,140,000 in capital improvements for all of the Registrant's properties in 1999. Budgeted capital improvements at Cherry Creek Garden Apartments include carpet and vinyl replacement, electrical upgrades, landscaping, and other structural upgrades. Budgeted capital improvements at Creekside Apartments include plumbing upgrades, water heaters, appliances, carpet and vinyl replacement and other structural improvements. Budgeted capital improvements at the Lodge Apartments include carpet and vinyl replacement, parking lot repairs, swimming pool repairs and other structural improvements. Budgeted capital improvements at The Village in the Woods Apartments include air conditioning units, carpet replacement, parking lot repairs, electrical upgrades, landscaping, and roof replacement. Budgeted capital improvements at Cooper's Pond Apartments include carpet replacement, landscaping, grounds lighting, parking lot repairs, pool repairs, appliances and other structural upgrades. The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

On August 24, 1998, the Partnership refinanced the mortgages encumbering Creekside Apartments and The Lodge Apartments. The refinancing of Creekside Apartments replaced indebtedness of approximately $5,091,000 with a new mortgage in the amount of $6,500,000. The refinancing of The Lodge Apartments replaced indebtedness of approximately $5,593,000 with a new mortgage in the amount of $7,200,000. Both of the new mortgages carry a stated interest rate of 6.43%. Interest on both of the old mortgages was 7.875%. Payments on both mortgage loans are due on the first day of each month beginning on October 1, 1998 until the loans mature on September 1, 2008. The Partnership received net proceeds from these refinancings in the aggregate amount of $2,797,000 of which $2,000,000 was paid as a distribution to the partners during October 1998. In addition, the Partnership was required to establish escrows with the lender for repairs, insurance and tax costs. Total capitalized loan costs were approximately $219,000 at December 31, 1998. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $96,000 due to the write-off of unamortized loan costs.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $41,756,000, net of discount, is amortized over varying periods with maturity dates ranging from July 1999 at Cooper's Pond Apartments to September 2008. Although there can be no assurance that it will be able to do so, the Managing General Partner believes it will be able to refinance the debt maturing in July 1999. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

In 1998, cash distributions of approximately $5,329,000 were paid. Of this amount, approximately $3,329,000 was paid from operations and approximately $2,000,000 was paid from the refinancing of the mortgage loans encumbering Creekside Apartments and the Lodge Apartments in August 1998. Subsequent to December 31, 1998, a cash distribution of approximately $2,319,000 was paid. Of this amount, approximately $1,630,000 was paid from operations and approximately $689,000 was paid from sale proceeds due to the refinancing of the mortgage loans encumbering Creekside Apartments and the Lodge Apartments in August 1998. As part of this distribution, the Managing General Partner received a Management Incentive Fee of approximately $181,000 which is accounted for as a distribution to the Managing General Partner. In 1997, The Partners received distributions from operations of approximately $3,000,000. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit further distributions to its partners in 1999 or subsequent periods.

Year 2000 Compliance

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the Managing General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

The Managing Agent's plan to resolve Year 2000 issues involves four Phases: assessment, remediation, testing, and implementation. To date, the Managing Agent has fully completed its assessment of all the information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phases on both hardware and software systems. Assessments are continuing in regards to embedded systems. The status of each is detailed below.

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers and routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of December 31, 1998, had completed approximately 75% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by March 31, 1999.

Computer software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by March 31, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by March 31, 1999.

Operating Equipment:

The Managing Agent has operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. In September 1997, the Managing Agent began taking a census and inventory of embedded systems (including those devices that use time to control systems and machines at specific properties, for example elevators, heating, ventilating, and air conditioning systems, security and alarm systems, etc.).

The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by March 31, 1999.

Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of December 31, 1998 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.

The total cost incurred for all properties managed by the Managing Agent as of December 31, 1998 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by April 30, 1999.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within our enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before May 1999. The Managing Agent has updated data transmission standards with two of the three financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by June 1, 1999.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.8 million ($0.6 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

Risks Associated with the Year 2000

The Managing Agent believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Managing Agent has not yet completed all necessary phases of the Year 2000 program. In the event that the Managing Agent does not complete any additional phases, certain worst case scenarios could occur. The worst case scenarios could include elevators, security and heating, ventilating and air conditioning systems that read incorrect dates and operate with incorrect schedules (e.g., elevators will operate on Monday as if it were Sunday). Although such a change would be annoying to residents, it is not business critical.

In addition, disruptions in the economy generally resulting from Year 2000 issues could also adversely affect the Partnership. The Partnership could be subject to litigation for, among other things, computer system failures, equipment shutdowns or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

Contingency Plans Associated with the Year 2000

The Managing Agent has contingency plans for certain critical applications and is working on such plans for others. These contingency plans involve, among other actions, manual workarounds and selecting new relationships for such activities as banking relationships and elevator operating systems.

ITEM 7.  FINANCIAL STATEMENTS


CENTURY PROPERTIES FUND XVII

LIST OF FINANCIAL STATEMENTS


Independent Auditors' Reports

Consolidated Balance Sheet - December 31, 1998

Consolidated Statements of Operations - Years ended December 31, 1998 and 1997
  (as restated)

Consolidated Statement of Changes in Partners' Capital (Deficit) - Years ended
  December 31, 1998 and 1997 (as restated)

Consolidated Statements of Cash Flows - Years ended December 31, 1998 and 1997
  (as restated)

Notes to Consolidated Financial Statements



                          Independent Auditors Report



To the Partners
Century Properties Fund XVII


We have audited the accompanying consolidated balance sheet of Century Properties Fund XVII, and its subsidiaries as of December 31, 1998, and the related consolidated statements of operations, changes in partners' capital (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstate-ment. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Properties Fund XVII at December 31, 1998 and the consolidated results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.


                                                           /s/ ERNST & YOUNG LLP


Greenville, South Carolina
March 3, 1999



                          Independent Auditors' Report



To the Partners
Century Properties Fund XVII
Greenville, South Carolina


We have audited the accompanying statements of operations, changes in partners' capital (deficit) and cash flows of Century Properties Fund XVII, (a limited partnership) (the "Partnership") and its subsidiaries for the year ended December 31, 1997. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Century Properties Fund XVII and its subsidiaries, for the year ended December 31, 1997, in conformity with generally accepted accounting principles.


                                                   /s/ IMOWITZ KOENIG & CO., LLP
                                                    Certified Public Accountants

New York, NY
January 19, 1998



                          CENTURY PROPERTIES FUND XVII

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                               December 31, 1998





Assets

 Cash and cash equivalents                                    $  4,031

 Receivables and deposits                                        1,032

 Restricted escrows                                              1,281

 Other assets                                                      303

 Investment properties (Notes C and F):

   Land                                          $  7,078

   Buildings and related personal property         61,106

                                                   68,184

   Less accumulated depreciation                  (32,709)      35,475

                                                              $ 42,122

Liabilities and Partners' Capital (Deficit)

Liabilities

   Accounts payable                                           $    142

   Tenant security deposit liabilities                             274

   Accrued property taxes                                          678

   Other liabilities                                               381

   Mortgage notes payable (Note C)                              41,756


Partners' Capital (Deficit)

   General partners                              $ (7,666)

   Limited partners (75,000 units issued

    and outstanding)                                6,557       (1,109)


                                                              $ 42,122


          See Accompanying Notes to Consolidated Financial Statements




                          CENTURY PROPERTIES FUND XVII

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)



                                                   Years Ended December 31,

                                                       1998         1997

                                                                (as restated)

Revenues:

 Rental income                                      $13,051     $12,326

 Other income                                           744         778

    Total revenues                                   13,795      13,104


Expenses:

 Operating                                            5,295       5,452

 General and administrative                             282         308

 Depreciation                                         2,418       2,242

 Interest                                             3,490       3,370

 Property taxes                                         791         772

    Total expenses                                   12,276      12,144



Net income before extraordinary loss                  1,519         960


Extraordinary loss on early

 extinguishment of debt (Note C)                        (96)         --


    Net income                                      $ 1,423     $   960


Net income allocated to

 general partner (11.8%)                            $   168     $   113

Net income allocated to

 limited partners (88.2%)                             1,255         847

    Net income                                      $ 1,423     $   960


Net income before extraordinary loss

 per limited partnership unit                       $ 17.86     $ 11.29


Extraordinary loss per limited partnership unit       (1.13)         --


Net income per limited partnership unit             $ 16.73     $ 11.29


Distributions per limited partnership unit          $ 65.28     $ 35.28


          See Accompanying Notes to Consolidated Financial Statements





                          CENTURY PROPERTIES FUND XVII

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                        (in thousands, except unit data)


                                     Limited
                                   Partnership   General    Limited
                                      Units      Partner   Partners    Total

Original capital contributions       75,000      $    --  $75,000     $75,000

Partners' (deficit) capital at
 December 31, 1996, as
 previously reported                 75,000      $(7,057) $12,771     $ 5,714

Adjustment to correct the
 recording of interest on a
 zero coupon note payable (Note J)       --         (103)    (774)       (877)

Partners' (deficit) capital at
 December 31, 1996, as restated      75,000       (7,160)  11,997       4,837

Partners' distributions                  --         (354)  (2,646)     (3,000)

Net income for the year ended
 December 31, 1997, as restated          --          113      847         960

Partners' (deficit) capital at
 December 31, 1997, as restated      75,000       (7,401)  10,198       2,797

Partners' distributions                  --         (433)  (4,896)     (5,329)

Net income for the year
ended December 31, 1998                  --          168    1,255       1,423

Partners' (deficit) capital at
December 31, 1998                    75,000      $(7,666) $ 6,557     $(1,109)

          See Accompanying Notes to Consolidated Financial Statements






                          CENTURY PROPERTIES FUND XVII

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)




                                                       Years Ended December 31,

                                                          1998        1997

                                                                  (as restated)

Cash flows from operating activities:

 Net income                                            $  1,423   $    960

 Adjustments to reconcile net income to

  net cash provided by operating activities:

   Depreciation                                           2,418      2,242

   Amortization of loan costs and debt discounts          1,309      1,204

   Extraordinary loss on early extinguishment of debt        96         --

   Loss on disposal of property                              36         64

   Change in accounts:

    Receivables and deposits                                  3       (322)

    Other assets                                             51        (30)

    Accounts payable                                        (64)       (93)

    Tenant security deposit liabilities                      10         (5)

    Accrued property taxes                                   88          4

    Other liabilities                                        31         61


     Net cash provided by operating activities            5,401      4,085


Cash flows from investing activities:

 Property improvements and replacements                  (2,111)    (1,039)

 Net deposits to restricted escrows                        (329)       (70)


     Net cash used in investing activities               (2,440)    (1,109)


Cash flows from financing activities:

 Payments on mortgage notes payable                        (409)      (406)

 Payoff of mortgage notes payable                       (10,684)        --

 Proceeds from mortgage notes payable                    13,700         --

 Loan costs paid                                           (219)        --

 Distributions to partners                               (5,329)    (3,000)



     Net cash used in financing activities:              (2,941)    (3,406)


Net increase (decrease) in cash and cash equivalents         20       (430)


Cash and cash equivalents at beginning of period          4,011      4,441


Cash and cash equivalents at end of period             $  4,031   $  4,011


Supplemental disclosure of cash flow information:

 Cash paid for interest                                $  2,181   $  2,131


          See Accompanying Notes to Consolidated Financial Statements





                          CENTURY PROPERTIES FUND XVII

                   Notes to Consolidated Financial Statements

                               December 31, 1998



NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization:

Century Properties Fund XVII (the "Partnership" or the "Registrant") is a California limited partnership organized in November 1981 to acquire and operate residential apartment complexes. The Partnership currently owns five residential apartment complexes of which three are located in Colorado, and one each in Florida and Texas. Fox Partners, a California general partnership, is the general partner of the Partnership. The general partners of Fox Partners are Fox Capital Management Corporation (the "Managing General Partner"), Fox Realty Investors ("FRI"), and Fox Partners 82. NPI Equity Investments II, Inc., a Florida Corporation ("NPI Equity"), is the general partner of FRI. On February 26, 1999, Insignia Properties Trust ("IPT") which was the sole shareholder of both FCMC and NPI Equity merged into Apartment Investment and Management Company ("AIMCO"). See "Note B - Transfer of Control". The Partnership Agreement provides that the Partnership is to terminate on December 31, 2006 unless terminated prior to such date.

Principles of Consolidation:

On March 29, 1996, an affiliate of the Managing General Partner acquired the corporate limited partners owning 1% of the subsidiary partnerships which own the Lodge Apartments, Creekside Apartments and Cherry Creek Apartments. As of December 31, 1997, the Partnership acquired 1% of the subsidiary partnerships which owned the Lodge Apartments, Creekside Apartments, and Cherry Creek Apartments, resulting in the subsidiary partnerships becoming wholly-owned.

The financial statements include all the accounts of the Partnership and its wholly owned partnerships.

Allocation of Profits, Gains and Losses:

Profits, gains and losses of the Partnership are allocated between the general partner and limited partners in accordance with the provision of the Partnership Agreement.

The general partner is entitled to receive as a management incentive, an allocation of ten percent of the net income and net loss, taxable income and taxable loss, and cash available for distribution distributed to the partners.

After payment of the management incentive, net income (including that arising from the occurrence of sales or dispositions) and loss of the Partnership and taxable income (loss) are allocated 98% to the limited partners and 2% to the general partner.

Depreciation:

Depreciation is provided by the straight-line method over the estimated lives of the apartment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used (1) for real property over 15 years for additions prior to March 16, 1984, 18 years for additions after March 15, 1984 and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987, and (2) for personal property over 5 years for additions prior to January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property over 27 1/2 years and (2) personal property additions over 7 years.

Cash and Cash Equivalents:

Cash and cash equivalents include cash on hand and in banks, demand deposits, money market funds, and certificates of deposit with original maturities of less than 90 days. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Tenant Security Deposits:

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Restricted Escrows:

     Reserve Account: A general reserve account was established in 1998 with the refinancing proceeds for Creekside Apartments and The Lodge Apartments and in 1996 with the refinancing proceeds from Cherry Creek Apartments. These funds were established to cover necessary repairs and replacements of existing improvements, assurance of completion and payment of real property taxes and insurance premiums. The reserve account balance at December 31, 1998, is approximately $550,000 which includes interest.

     Replacement Reserve: A replacement reserve account was established in 1998 with the refinancing proceeds for Creekside Apartments and The Lodge Apartments. These funds were established to complete listed repairs and replacements. There are also small reserve balances at Cherry Creek and Cooper's Pond from earlier refinancings. The reserve account balance at December 31, 1998 is approximately $731,000 which includes interest.

Leases:

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases. In addition, the Managing General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

Loan Costs:

Loan costs of approximately $932,000, less accumulated amortization of approximately $644,000, are included in other assets in the accompanying consolidating balance sheet and are being amortized on a straight-line basis over the lives of the related loans.

Amortization of loan costs is included in interest expense in the accompanying consolidated statements of operations.

Investment Properties:

Investment properties consist of five apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. For the years ended December 31, 1998 and 1997, no adjustments for impairment of value were necessary.

Fair Value:

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The estimated fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity approximates its carrying balance.

Segment Reporting:

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("Statement 131"), which is effective for years beginning after December 15, 1997.
Statement 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers (see "Note H" for disclosure).

Advertising Costs:

Advertising costs of approximately $318,000 and $283,000 for the years ended December 31, 1998 and 1997, respectively, are charged to expense as incurred and are included in operating expenses in the accompanying consolidated statements of operations.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications:

Certain reclassifications have been made to the 1997 balances to conform to the 1998 presentation.

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired a 100% ownership interest in Insignia Properties Trust ("IPT"), the entity which controls the Managing General Partner. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - MORTGAGE NOTES PAYABLE

The principle terms of mortgage notes payable are as follows:



                                Principal    Monthly                         Principal

                               Balance At    Payment    Stated                Balance

                              December 31,  Including  Interest  Maturity      Due At

           Property               1998       Interest    Rate      Date       Maturity

                                   (in thousands)                          (in thousands)

Cherry Creek Gardens Apts.    $ 7,483      $    67      8.630%   12/01/99  $ 7,335

Creekside Apartments            6,482           41      6.430%   09/01/08    5,501

The Lodge Apartments            7,180           45      6.430%   09/01/08    6,093

The Village in the Woods Apts. 14,421           (1)       (1)    01/24/00   14,421

Cooper's Pond Apartments

 - 1st mortgage                 3,483           30      8.000%   07/01/99    3,439

 - 2nd mortgage                 4,134           29      8.500%   07/01/05    4,134

                               43,183                                      $40,923

 Mortgage discount             (1,427)

                              $41,756


(1)  Zero coupon note; discounted at an effective interest rate of 10.247%

On August 24, 1998, the Partnership refinanced the mortgages encumbering Creekside Apartments and The Lodge Apartments. The refinancing of Creekside Apartments replaced indebtedness of approximately $5,091,000 with a new mortgage in the amount of $6,500,000. The refinancing of The Lodge Apartments replaced indebtedness of approximately $5,593,000 with a new mortgage in the amount of $7,200,000. Both of the new mortgages carry a stated interest rate of 6.43%. Interest on both of the old mortgages was 7.875%. Payments on both mortgage loans are due on the first day of each month beginning on October 1, 1998 until the loans mature on September 1, 2008. The Partnership received net proceeds from these refinancings in the aggregate amount of $2,797,000 of which $2,000,000 was paid as a distribution to the partners during October 1998. In addition, the Partnership was required to establish escrows with the lender for repairs, insurance and tax costs. Total capitalized loan costs were approximately $219,000 at December 31, 1998. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $96,000 due to the write-off of unamortized loan costs.

The mortgage notes payable are non-recourse and are secured by pledge of the respective apartment properties and by pledge of revenues from the respective apartment properties. Certain of the notes require prepayment penalties if repaid prior to maturity and prohibit resale of the properties subject to existing indebtedness.

Scheduled principal payments on the mortgage notes payable subsequent to December 31, 1998, are as follows (dollar amounts in thousands):


    1999     $11,124

    2000      14,589

    2001         179

    2002         191

    2003         204

 Thereafter   16,896

             $43,183



NOTE D - INCOME TAXES

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership.

The following is a reconciliation of reported net income and Federal taxable income:


                                       1998             1997

                                                  (as restated)

                                 (in thousands, except unit data)


Net income as reported             $ 1,423           $   960

Add (deduct):

 Depreciation differences              919              (698)

 Amortization of discount            1,201             1,097

 Miscellaneous                         345                71


Federal taxable income             $ 3,888           $ 1,430


Federal taxable income per

 limited partnership unit          $ 45.72           $ 16.82


The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):


Net liabilities as reported                    $ (1,109)

Land and Buildings                                7,932

Accumulated Depreciation                        (28,804)

Syndication and Distribution Costs                9,319

Amortization of discount on notes payable        (2,042)

Original issue discount                          10,653

Other                                               333


Net liabilities - Federal tax basis            $ (3,718)


NOTE E - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the Managing General Partner and affiliates during the years ended December 31, 1998 and 1997:


                                                 1998        1997

                                                  (in thousands)


Property management fees (included in

 operating expense)                              $680       $645


Reimbursement for services of affiliates

 (included in investment properties,

 general and administrative expense,

 and operating expense) (1)                       215        185


(1) Included in "Reimbursement for services of affiliates" is approximately $61,000 and $23,000 in construction oversight costs for 1998 and 1997, respectively.

During the years ended December 31, 1998 and 1997, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $680,000 and $645,000 for the years ended December 31, 1998 and 1997, respectively.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $215,000 and $185,000 for the years ended December 31, 1998 and 1997, respectively.

In addition, the Partnership paid approximately $27,000 in loan costs to affiliates related to the refinancing of mortgages at Creekside Apartments and The Lodge Apartments during the twelve months ended December 31, 1998. No loan costs were paid in 1997. These loan costs are included in other assets and are amortized as interest expense over the terms of the loan agreements.

For the period from January 1, 1997 through August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the Managing General Partner with an insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner which received payments on these obligations from the agent. The amount of the Partnership's insurance premiums that accrued to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations was not significant.

On August 28, 1997, an affiliate of the Managing General Partner ("the Purchaser") commenced a tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 22,500 of the outstanding units of limited partnership interest in the Partnership, at $225.00 per Unit, net to the seller in cash. On October 6, 1997, the Purchaser closed the tender offer and acquired 3,369.5 Units of limited partnership interest. AIMCO currently owns, through its affiliates a total of 29,203 limited partnership units or 38.938%. Consequently, AIMCO could be in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interests of the Managing General Partner because of their affiliation with the Managing General Partner.

In accordance with the Partnership Agreement, the general partner is entitled to receive cash distributions as follows: First, a Partnership management incentive not to exceed ten percent, determined on a cumulative, noncompounded basis, of cash from operations available for distribution (as defined in the Partnership Agreement) distributed to partners, and second, a continuing interest representing a two percent share of cash distributions, after allocation of the Partnership management incentive. Cash distributions to the general partner for the years ended December 31, 1998 and 1997 are as follows:

                                   1998       1997
                                    (in thousands)

Partnership management incentive   $333       $300
Continuing interest                 100         54

Total                              $433       $354

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

Upon sale of all properties and termination of the Partnership, the general partner may be required to contribute certain funds to the Partnership in accordance with the Partnership Agreement.

NOTE F - REAL ESTATE AND ACCUMULATED DEPRECIATION


                                                  Initial Cost

                                                 To Partnership

                                                 (in thousands)

                                                                      Cost

                                                      Buildings   Capitalized

                                                         and       (Removed)

                                                       Personal  Subsequent to

Description                     Encumbrances   Land    Property   Acquisition

                               (in thousands)                    (in thousands)


Cherry Creek Gardens Apts.       $ 7,483     $ 1,320  $11,879     $ 1,771

Creekside Apartments               6,482       1,366    7,307       2,056

The Lodge Apartments               7,180       1,575    8,580       2,446

The Village in the Woods Apts.    14,421       2,852   20,915      (8,647)

Cooper's Pond Apartments           7,617       1,476   12,505         783


Total                            $43,183     $ 8,589  $61,186     $(1,591)






                        Gross Amount at Which Carried

                             At December 31, 1998

                                (in thousands)


                               Buildings

                              And Related                             Year

                               Personal             Accumulated        of        Date    Depreciable

Description            Land    Property    Total   Depreciation   Construction Acquired   Life-Years

                                                   (in thousands)


Cherry Creek Gardens

 Apartments           $ 1,320  $13,650    $14,970   $ 7,431           1979       9/82      5-30 yrs

Creekside Apartments    1,366    9,363     10,729     4,871           1974       10/82     5-30 yrs

The Lodge Apartments    1,577   11,024     12,601     5,748           1974       10/82     5-30 yrs

Village in the Woods

 Apartments             1,500   13,620     15,120     7,039           1983       10/82     5-30 yrs

Cooper's Pond Apts.     1,315   13,449     14,764     7,620        1979-1981     3/83      5-30 yrs


Total                 $ 7,078  $61,106    $68,184   $32,709




Reconciliation of "Real Estate and Accumulated Depreciation":


                                 Years Ended December 31,

                                    1998        1997

                                     (in thousands)


Real Estate


Balance at beginning of year     $66,141     $65,225

 Property improvements             2,111       1,039

 Disposals of property               (68)       (123)


Balance at end of year           $68,184     $66,141



                                 Years Ended December 31,

                                    1998         1997

                                      (in thousands)


Accumulated Depreciation


Balance at beginning of year     $30,323     $28,140

 Additions charged to expense      2,418       2,242

 Disposals of property               (32)        (59)


Balance at end of year           $32,709     $30,323


The aggregate cost of the real estate for Federal income tax purposes at December 31, 1998 and 1997 is approximately $76,116,000 and $74,035,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 1998 and 1997 is approximately $61,513,000 and $60,014,000, respectively.

NOTE G - DISTRIBUTIONS TO PARTNERS

In 1998, cash distributions of approximately $5,329,000 were paid. Of this amount, approximately $3,329,000 was paid from operations and approximately $2,000,000 was paid from the refinancing of the mortgage loans encumbering Creekside Apartments and the Lodge Apartments. Subsequent to December 31, 1998, a cash distribution of approximately $2,319,000 was paid. Of this amount, approximately $1,630,000 was paid from operations and approximately $689,000 was paid from the refinancing of the mortgage loans encumbering Creekside Apartments and the Lodge Apartments. As a part of this distribution, the Managing General Partner received a Management Incentive Fee of approximately $181,000, which is accounted for as a distribution to the Managing General Partner. In 1997, the Partners received distributions from operations of approximately $3,000,000.

NOTE H - SEGMENT REPORTING

Description of the types of products and services from which the reportable segment derives its revenues:

As defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" the Partnership has one reportable segment: residential properties. The Partnership's residential property segment consists of five apartment complexes in three states in the United States. The Partnership rents apartment units to people for terms that are typically twelve months or less.

Measurement of segment profit or loss:

The Partnership evaluates performance based on net income. The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies.

Factors management used to identify the enterprise's reportable segment:

The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the years 1998 and 1997 is shown in the tables below (in thousands). The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

1998
                                         Residential    Other       Totals
 Rental income                           $13,051    $    --      $13,051
 Other income                                633        111          744
 Interest expense                          3,499         --        3,499
 Depreciation                              2,418         --        2,418
 General and administrative expense           --        282          282
 Extraordinary loss on early
 extinguishment of debt                      (96)        --          (96)
 Segment profit (loss)                     1,593       (170)       1,423
 Total assets                             41,361        761       42,122
 Capital expenditures for investment
  properties                               2,111         --        2,111


 1997
                                          Residential     Other        Totals
 Rental income                            $12,326      $    --      $12,326
 Other income                                 597          181          778
 Interest expense (as restated)             3,370           --        3,370
 Depreciation                               2,242           --        2,242
 General and administrative expense            --          308          308
 Segment profit (loss) (as restated)        1,087         (127)         960
 Total assets                              41,101        1,048       42,149
 Capital expenditures for investment
  properties                                1,039           --        1,039

NOTE I - LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner has filed demurrers to the amended complaint, which were heard during February 1999. No ruling on such demurrers has been received. The Managing General Partner does not anticipate that the costs associated with this case, if any, to be material to the Partnership's overall operations.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled Everest Properties, LLC, et. al. v. Insignia Financial Group, Inc., et. al. in the Superior Court of the State of California, County of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). This case was settled on March 3, 1999. The Partnership is responsible for a portion of the settlement costs. The expense will not have a material effect on the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

NOTE J - PRIOR PERIOD RESTATEMENT

The Partnership's financial statements have been restated to correct an error in calculating the amortization of debt discount on the zero-coupon mortgage encumbering the Partnership's Village in The Woods Apartments property. The effect of the restatement on partners' capital (deficit) at December 31, 1996, was a decrease of approximately $103,000 to the general partner and approximately $774,000 to the limited partners. The effect of the restatement for the year ended December 31, 1997 was an increase in net income of approximately $269,000 which equates to an increase in net income per limited partnership unit of $3.17.



ITEM 8.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURES

Effective November 10, 1998, the Registrant dismissed its prior Independent Auditors, Imowitz Koenig and Company LLP ("Imowitz"). Imowitz' Independent Auditor's Report on the Registrant's financial statements for the calendar year ended December 31, 1997 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change Independent Auditors was approved by the Managing General Partner's directors. During the calendar year ended 1997 and through November 10, 1998, there were no disagreements between the Registrant and Imowitz on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which disagreements if not resolved to the satisfaction of Imowitz, would have caused it to make references to the subject matter of the disagreements in connection with its reports.

Effective November 24, 1998, the Registrant engaged Ernst & Young LLP as its Independent Auditors. During the last two calendar years and through November 10, 1998, the Registrant did not consult Ernst and Young LLP regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-B.



                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Century Properties Fund XVII (the "Partnership" or the "Registrant") has no officers or directors. The managing general partner of the Partnership is Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"). The names and ages of, as well as the positions and offices held by, the executive officers and directors of the Managing General Partner are set forth below. There are no family relationships between or among any officers or directors.

Name                  Age     Position

Patrick J. Foye       41      Executive Vice President and Director

Timothy R. Garrick    42      Vice President _ Accounting and Director

Patrick J. Foye has been Executive Vice President and Director of the Managing General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of AIMCO since May 1998. Prior to joining AIMCO, Mr. Foye was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998 and was Managing Partner of the firm's Brussels, Budapest and Moscow offices from 1992 through 1994. Mr. Foye is also Deputy Chairman of the Long Island Power Authority and serves as a member of the New York State Privatization Council. He received a B.A. from Fordham College and a J.D. from Fordham University Law School.

Timothy R. Garrick has served as Vice President-Accounting of AIMCO and Vice President-Accounting and Director of the Managing General Partner since October 1, 1998. Prior to that date, Mr. Garrick served as Vice President-Accounting Services of Insignia Financial Group since June of 1997. From 1992 until June of 1997, Mr. Garrick served as Vice President of Partnership Accounting and from 1990 to 1992 as an Asset Manager for Insignia Financial Group. From 1984 to 1990, Mr. Garrick served in various capacities with U.S. Shelter Corporation. From 1979 to 1984, Mr. Garrick worked on the audit staff of Ernst & Whinney.
Mr. Garrick received his B.S. Degree from the University of South Carolina and is a Certified Public Accountant.

ITEM 10. EXECUTIVE COMPENSATION

No direct form of compensation or remuneration was paid by the Partnership to any officer or director of the Managing General Partner. The Partnership has no plan, nor does the Partnership presently propose a plan, which will result in any remuneration being paid to any officer or director upon termination of employment. However, fees and other payments have been made to the Managing General Partner and its affiliates, as described in "Item 12. Certain Relationships and Related Transactions".


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding limited partnership units of the Registrant owned by each person who is known by the Registrant to own beneficially or exercise voting or dispositive control over more than 5% of the Registrant's limited partnership units, by each of the directors and by all directors and executive officers of the Managing General Partner as a group as of December 31, 1998.

   Name and address of      Amount and nature of
     Beneficial Owner         Beneficial Owner      % of Class

Insignia Properties L.P.          25,833.50          34.445%
 (an affiliate of AIMCO)
IPLP Acquisition I LLC             3,369.50           4.493%
 (an affiliate of AIMCO)

Insignia Properties LP and IPLP Acquisition I LLC are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, SC 29602.

No director or officer of the Managing General Partner owns any Units. The general partner owns 100 Units as required by the terms of the Partnership agreement governing the Partnership.

On January 19, 1996, DeForest Ventures I, L.P. ("Deforest"), the entity which tendered for Units in the Partnership in 1994 and 1995, and certain of its affiliates sold the Units then held by them (25,710.5 Units representing approximately 34% of the total outstanding Units at such time) to Insignia NPI L.L.C. ("Insignia LLC"). Insignia LLC subsequently transferred these units to Insignia Properties L.P. On October 6, 1997, Insignia Properties L.P. acquired an additional 3,369.5 Units pursuant to its August 28, 1997 tender offer for a purchase price of $225.00 per unit. As a result, AIMCO currently owns, through its affiliates 29,203 Units which represents 38.938% of all Units. As a result, Insignia Properties L.P. could be in a position to significantly influence all voting decisions with respect to the Partnership. Under the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, Insignia Properties L.P. would in all likelihood vote the Units it acquired in a manner favorable to the interests of the Managing General Partner because of its affiliation with the Managing General Partner. However, Insignia Properties L.P is required to vote the Units acquired from Deforest against any increase in compensation payable to the Managing General Partner or its affiliates; and on all other matters submitted by it or its affiliates, in proportion to the votes cast by non tendering unit holders. Except for the foregoing, no other limitations are imposed on Insignia Properties L.P.'s right to vote each Unit acquired.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the Managing General Partner and affiliates during the years ended December 31, 1998 and 1997:


                                                 1998        1997

                                                  (in thousands)


Property management fees                         $680       $645

Reimbursement for services of affiliates (1)      215        185


(1) Included in "Reimbursement for services of affiliates" is approximately $61,000 and $23,000 in construction oversight costs for 1998 and 1997, respectively.

During the years ended December 31, 1998 and 1997, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties for providing property management services. The Registrant paid to such affiliates $680,000 and $645,000 for the years ended December 31, 1998 and 1997 respectively.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $215,000 and $185,000 for the years ended December 31, 1998 and 1997, respectively.

In addition, the Partnership paid approximately $27,000 in loan costs to affiliates related to the refinancing of mortgages at Creekside Apartments and The Lodge Apartments during the twelve months ended December 31, 1998. No loan costs were paid in 1997. These loan costs are included in other assets and are amortized as interest expense over the terms of the loan agreements.

For the period from January 1, 1997 through August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the Managing General Partner with an insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner which received payments on these obligations from the agent. The amount of the Partnership's insurance premiums that accrued to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations was not significant.

On August 28, 1997, an affiliate of the Managing General Partner ("the Purchaser") commenced a tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 22,500 of the outstanding units of limited partnership interest in the Partnership, at $225.00 per Unit, net to the seller in cash. On October 6, 1997, the Purchaser closed the tender offer and acquired 3,369.5 Units of limited partnership interest. AIMCO currently owns, through its affiliates a total of 29,203 limited partnership units or 38.938%. Consequently, AIMCO could be in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interests of the Managing General Partner because of their affiliation with the Managing General Partner.

In accordance with the Partnership Agreement, the general partner is entitled to receive cash distributions as follows: First, a Partnership management incentive not to exceed ten percent, determined on a cumulative, noncompounded basis, of cash from operations available for distribution (as defined in the Partnership Agreement) distributed to partners, and second, a continuing interest representing a two percent share of cash distributions, after allocation of the Partnership management incentive. Cash distributions to the general partner for the years ended December 31, 1998 and 1997 are as follows:

                                    1998       1997
                                    (in thousands)

Partnership management incentive   $333       $300
Continuing interest                 100         54

Total                              $433       $354

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

Upon sale of all properties and termination of the Partnership, the general partner may be required to contribute certain funds to the Partnership in accordance with the Partnership Agreement.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report and incorporated in this Annual Report as set forth in said Index.

(b)  Reports on Form 8-K filed during the fourth quarter of fiscal year 1998:

     Current Report on Form 8-K dated October 1, 1998 and filed October 16, 1998 disclosing change in control of Registrant from Insignia Financial Group, Inc. to AIMCO.

     Current Report on Form 8-K filed November 10, 1998, disclosing the dismissal of Imowitz Koenig & Co., LLP as the Registrant's Independent Accountant.

     Current Report on Form 8-K filed December 9, 1998 disclosing the engagement of Ernst & Young, LLP as the Registrant's Independent Accountant.



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



                              CENTURY PROPERTIES FUND XVII

                              By: Fox Partners
                                  Its General Partner

                              By: Fox Capital Management Corporation
                                  Its Managing General Partner

                              By: /s/ Patrick J. Foye
                                  Patrick J. Foye
                                  Executive Vice President


                              By: /s/ Timothy R. Garrick
                                  Timothy R. Garrick
                                  Vice President - Accounting


                              Date:  March 31, 1999



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


/s/ Patrick J. Foye       Executive Vice President       Date:  March 31, 1999
Patrick J. Foye           and Director

/s/ Timothy R. Garrick    Vice President - Accounting    Date:  March 31, 1999
Timothy R. Garrick        and Director



                          CENTURY PROPERTIES FUND XVII

                                 EXHIBIT INDEX


Exhibit Number      Description of Exhibit

      2.5           Master Indemnity Agreement incorporated by reference to
                    Exhibit 2.5 to Form 8-K filed by Insignia with the Securities and Exchange Commission on September 1, 1995.

      2.6 Agreement and Plan of Merger, dated as of October 1, 1998, by and between AIMCO and IPT (incorporated by reference to Exhibit 2.1 of Registrant's Current Report on Form 8-K dated October 1, 1998).

      3.4 Agreement of Limited Partnership, incorporated by reference to Exhibit A to the Prospectus of the Registrant dated March 29, 1982, and as thereafter supplemented contained in the Registrant's Registration Statement on Form S-11 (Reg. No. 2-75411).

      16.1 Letter from the Registrant's former Independent Auditor dated April 27, 1994, incorporated by reference to exhibit 10 to the Registrant's Current Report on Form 8-K dated April 22, 1994.

      16.2 Letter dated November 10, 1998 from the Registrant's former independent accountant regarding its concurrence with the statements made by the Registrant; incorporated by reference to the Exhibit 16 to the Registrant's Current Report on Form 8-K dated November 10, 1998.

27                  Financial Data Schedule.