Form 10QSB
period 1999-03-31
CENTURY PROPERTIES FUND XVII
filed 1999-05-17
CIK 356472

FORM 10-QSB--QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT


                    U.S. Securities and Exchange Commission
                            Washington, D.C.  20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 1999


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the transition period         to


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

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


a)
                          CENTURY PROPERTIES FUND XVII

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 1999





Assets

  Cash and cash equivalents                                  $  2,791

  Receivables and deposits                                        930

  Restricted escrows                                              990

  Other assets                                                    324

  Investment properties:

     Land                                           $  7,078

     Buildings and related personal property          61,411

                                                      68,489

     Less accumulated depreciation                   (33,320)  35,169


                                                             $ 40,204

Liabilities and Partners' Capital (Deficit)


Liabilities

  Accounts payable                                           $     97

  Tenant security deposit liabilities                             291

  Accrued property taxes                                          469

  Other liabilities                                               371

  Mortgage notes payable                                       41,991

Partners' Capital (Deficit)

  General partner's                                 $ (7,823)

  Limited partners' (75,000 units issued

   and outstanding)                                    4,808   (3,015)

                                                             $ 40,204


          See Accompanying Notes to Consolidated Financial Statements

b)
                          CENTURY PROPERTIES FUND XVII

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)




                                                     Three Months Ended

                                                          March 31,

                                                      1999        1998

                                                              (As Restated)

Revenues:

   Rental income                                  $    3,356  $    3,164

   Other income                                          163         188

       Total revenues                                  3,519       3,352

Expenses:

   Operating                                           1,153       1,288

   General and administrative                             69          82

   Depreciation                                          611         571

   Interest                                              894         863

   Property taxes                                        198         185

       Total expenses                                  2,925       2,989

Net income                                        $      594  $      363

Net income allocated to general partner           $       70  $       43

Net income allocated to limited partners                 524         320

                                                  $      594  $      363

Net income per limited partnership unit           $     6.99  $     4.27

Distribution per limited partnership unit         $    30.31  $       --


          See Accompanying Notes to Consolidated Financial Statements

c)
                          CENTURY PROPERTIES FUND XVII

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)




                                   Limited

                                 Partnership  General    Limited

                                    Units     Partner   Partners   Total


Original capital contributions    75,000     $    --    $75,000   $75,000


Partners' (deficit) capital at

  December 31, 1998               75,000     $(7,666)   $ 6,557   $(1,109)


Distribution to Partners              --        (227)    (2,273)   (2,500)


Net income for the three months

  ended March 31, 1999                --          70        524       594

Partners' (deficit) capital at

  March 31, 1999                  75,000     $(7,823)   $ 4,808   $(3,015)


          See Accompanying Notes to Consolidated Financial Statements

d)
                          CENTURY PROPERTIES FUND XVII
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)



                                                       Three Months Ended

                                                            March 31,

                                                         1999       1998

                                                                 (As Restated)

Cash flows from operating activities:

  Net income                                         $    594    $     363

  Adjustments to reconcile net income to net

    cash provided by operating activities:

    Depreciation                                          611          571

    Amortization of loan costs and debt discounts         355          327

    Loss on disposal of property                           --           36

    Change in accounts:

       Receivables and deposits                           102          404

       Other assets                                       (42)          37

       Accounts payable                                   (45)          54

       Tenant security deposit liabilities                 17           --

       Accrued property taxes                            (209)        (257)

       Other liabilities                                  (10)         (35)


           Net cash provided by operating activities    1,373        1,500


Cash flows from investing activities:

  Net withdrawals from restricted escrows                 291           7

  Property improvements and replacements                 (305)       (344)


           Net cash used in investing activities          (14)       (337)


Cash flows from financing activities:

  Payments on mortgage notes payable                      (99)       (108)

  Distribution to partners                             (2,500)         --


           Net cash used in financing activities       (2,599)       (108)


Net (decrease) increase in cash and cash equivalents   (1,240)      1,055


Cash and cash equivalents at beginning of period        4,031       4,011


Cash and cash equivalents at end of period           $  2,791    $  5,066


Supplemental  disclosure of cash flow information:

  Cash paid for interest                             $    539    $    536


          See Accompanying Notes to Consolidated Financial Statements


e)
                          CENTURY PROPERTIES FUND XVII
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Century Properties Fund XVII (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1998.

PRINCIPLES OF CONSOLIDATION

The financial statements include all the accounts of the Partnership and Apartment CCG 17, L.P., which owns Cherry Creek Apartments, Apartment Creek 17, LLC, which owns Creekside Apartments and Apartment Lodge 17, LLC, which owns the The Lodge Apartments, entities in which the Partnership ultimately holds 100% interest. All intraentity balances have been eliminated.

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998, and February 26, 1999, Insignia Financial Group, Inc. ("Insignia") and Insignia Properties Trust merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the Managing General Partner. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following payments were made to the Managing General Partner and affiliates during the three months ended March 31, 1999 and 1998:


                                                            1999      1998

                                                            (in thousands)


Property management fees (included in operating expenses)    $176     $165

Reimbursement for services of affiliates (included in

  general and administrative expense and operating

  expense) (1)                                                37       48


(1) Included in "Reimbursements for services of affiliates" is approximately $4,000 in construction oversight costs for the three months ended March 31, 1998. There were no construction oversight costs for the three months ended March 31, 1999.

During the three months ended March 31, 1999 and 1998, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $176,000 and $165,000 for the three months ended March 31, 1999 and 1998, respectively.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $37,000 and $48,000 for the three months ended March 31, 1999 and 1998, respectively.

NOTE D - DISTRIBUTION

During the three months ended March 31, 1999, the Partnership paid a distribution of approximately $2,500,000 to its partners. The distribution consisted of approximately $1,811,000 from operations and approximately $689,000 from the proceeds of the refinancing of the mortgage loans encumbering Creekside Apartments and the Lodge Apartments in August 1998. As a part of the distribution paid to the general partner, a management incentive fee of approximately $181,000 is included. No distributions to the partners were made during the three month period ending March 31, 1998.

NOTE E - SEGMENT REPORTING

The Partnership has one reportable segment: residential properties. The Partnership's residential property segment consists of five apartment complexes in Colorado, Texas, and Florida. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

The Partnership evaluates performance based on net income. The accounting policies of the reportable segment are the same as those described in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the three months ended March 31, 1999 and 1998 is shown in the tables below (in thousands). The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

1999
                                      Residential   Other     Totals
Rental income                           $ 3,356     $    --   $ 3,356
Other income                                153          10       163
Interest expense                            894          --       894
Depreciation                                611          --       611
General and administrative expense           --          69        69
Segment profit (loss)                       653         (59)      594
Total assets                             39,489         715    40,204
Capital expenditures for investment
  properties                                305          --       305

1998
                                      Residential   Other     Totals
Rental income                           $ 3,164     $    --   $ 3,164
Other income                                152          36       188
Interest expense                            863          --       863
Depreciation                                571          --       571
General and administrative expense           --          82        82
Segment profit (loss)                       409         (46)      363
Total assets                             39,280       3,186    42,466
Capital expenditures for investment
  properties                                344          --       344


NOTE F - LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner has filed demurrers to the amended complaint, which were heard during February 1999. No ruling on such demurrers has been received. The Managing General Partner does not anticipate that the costs associated with this case, if any, will be material to the Partnership's overall operations.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled Everest Properties, LLC. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California, County of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). This case was settled on March 3, 1999. The Partnership is responsible for a portion of the settlement costs. The expense is not expected to have a material effect on the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

NOTE G - PRIOR PERIOD RESTATEMENT

The Partnership's consolidated financial statements have been restated to correct an error in calculating the amortization of debt discount on the zero-coupon mortgage encumbering the Partnership's Village in The Woods Apartments property. The effect of the restatement for the three months ended March 31, 1998, was an increase in net income of approximately $77,000 which equates to an increase in net income per limited partnership unit of $.91.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time.
The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The Partnership's investment properties consist of five apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1999 and 1998:


                                          Average Occupancy

Property                                   1999        1998

Cherry Creek Gardens Apartments

  Englewood, Colorado                      98%          96%

Creekside Apartments

  Denver, Colorado                         99%          95%

The Lodge Apartments

  Denver, Colorado                         98%          97%

The Village in the Woods Apartments

  Cypress, Texas                           93%          95%

Cooper's Pond Apartments

  Tampa, Florida                           95%          95%


The Managing General Partner attributes the increase in occupancy at Creekside Apartments to unusually low occupancy for the three months ended March 31, 1998, resulting from roof leaks. These leaks have been repaired and occupancy has improved as a result.

Results of Operations

The Partnership generated net income for the three months ended March 31, 1999 of approximately $594,000 compared to net income of approximately $363,000 for the corresponding period of 1998. The increase in net income was due to an increase in total revenues and a decrease in total expenses. Total revenue increased primarily due to an increase in rental income which was partially offset by a decrease in other income. The increase in rental income was due to increases in average occupancy at Cherry Creek Gardens Apartments, Creekside Apartments, and The Lodge Apartments, and an increase in average rental rates at all of the Partnership's investment properties. Other income decreased primarily due to reduced interest income due to lower average cash balances in interest bearing accounts.

Total expenses decreased primarily due to decreases in operating expense and general and administrative expense which more than offset increases in depreciation expense and interest expense. The decrease in operating expenses was primarily due to a decrease in maintenance expenses due to fewer repair and maintenance projects at the Partnership's investment properties, decreased insurance expense due to the use of a new insurance carrier at all of the Partnership's properties and decreased advertising expenses at Cherry Creek Apartments and Village in the Woods Apartments. In addition, there was a loss on disposal of assets in 1998 that resulted from the write-off of roofs at Village in the Woods Apartments which were not fully depreciated at the time of their replacement in 1998. The decline in general and administrative fees resulted from decreases in reimbursements for services of affiliates. Included in general and administrative expenses at both March 31, 1999 and 1998 are reimbursements to the General Partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly communications with investors and regulatory agencies required by the Partnership Agreement are included. Depreciation expense increased due to capital improvements completed during 1998 that are now being depreciated. Interest expense increased primarily due to the increasing mortgage balance at Village in the Woods Apartments due to amortization of the debt discount on the zero-coupon mortgage encumbering the property.

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

Liquidity and Capital Resources

At March 31, 1999, the Partnership had cash and cash equivalents of approximately $2,791,000 compared to approximately $5,066,000 at March 31, 1998. For the three months ended March 31, 1999, cash decreased by approximately $1,240,000 from the Partnership's year ended December 31, 1998. The decrease in cash and cash equivalents is due to approximately $2,599,000 of cash used in financing activities and approximately $14,000 of cash used in investing activities, which was partially offset by approximately $1,373,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements and is largely offset by withdrawals from escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted primarily of a distribution to partners and to a lesser extent of payments of principal made on the mortgages encumbering the Partnership's investment properties. The Partnership invests its working capital reserves in a money market account.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. Capital improvements planned for each of the Partnership's properties are detailed below.

Cherry Creek Gardens Apartments

During the three months ended March 31, 1999, the Partnership completed approximately $14,000 of capital improvements at the property, consisting primarily of floor covering replacement. These improvements were funded from the Partnership's reserves and operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $179,000 of capital improvements over the near term. Capital improvements planned for 1999 consist of carpet and vinyl replacement, electrical upgrades, landscaping, and other structural improvements. These improvements are budgeted for, but are not limited to, approximately $249,000.

Creekside Apartments

During the three months ended March 31, 1999, the Partnership completed approximately $24,000 of capital improvements at the property, consisting primarily of appliances and floor covering replacement. These improvements were funded from the Partnership's reserves and operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $695,000 of capital improvements over the near term. Capital improvements planned for 1999 consist of water heaters, appliances, plumbing upgrades, carpet and vinyl replacement and other structural improvements. These improvements are budgeted for, but are not limited to, approximately $577,000.

The Lodge Apartments

During the three months ended March 31, 1999, the Partnership completed approximately $19,000 of capital improvements at the property, consisting primarily of pool repairs and floor covering replacement. These improvements were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $474,000 of capital improvements over the near term. Capital improvements planned for 1999 consist of carpet and vinyl replacement, parking lot improvements, swimming pool repairs and other structural upgrades. These improvements are budgeted for, but not limited to, approximately $323,000.

The Village in the Woods Apartments

During the three months ended March 31, 1999, the Partnership completed approximately $177,000 of capital improvements at the property, consisting primarily of balcony replacements, roof replacement, sidewalk and curb improvements, appliances, floor covering replacement and other structural improvements. These improvements were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $362,000 of capital improvements over the near term. Capital improvements planned for 1999 consist of air conditioning units, carpet replacement, parking lot repairs, electrical upgrades, landscaping and roof replacement. These improvements are budgeted for, but are not limited to, approximately $445,000.

Cooper's Pond Apartments

During the three months ended March 31, 1999, the Partnership completed approximately $71,000 of capital improvements at the property, consisting primarily of landscaping, appliances, floor covering replacement and other structural improvements. These improvements were funded from the Partnership's reserves and operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $517,000 of capital improvements over the near term. Capital improvements planned for 1999 consist of carpet replacement, landscaping, grounds lighting, parking lot repairs, pool repairs, appliances and other structural upgrades. These improvements are budgeted for, but are not limited to, approximately $546,000.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $41,991,000, net of discount, is amortized over varying periods with maturity dates ranging from July 1999 at Cooper's Pond Apartments to September 2008 at all the other properties. Although there can be no assurance that it will be able to do so, the Managing General Partner believes it will be able to refinance the debt maturing in July 1999. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

During the three months ended March 31, 1999, the Partnership paid a distribution of approximately $2,500,000 to its partners. The distribution consisted of approximately $1,811,000 ($21.30 per limited partnership unit) from operations and approximately $689,000 ($9.01 per Limited Partnership unit) from the proceeds of the refinancing of the mortgage loans encumbering Creekside Apartments and the Lodge Apartments in August 1998. As a part of the distribution paid to the general partner, a management incentive fee of approximately $181,000 is included. No distributions were made to the partners during the three month period ending March 31, 1998. Future cash distributions will depend on the levels of net cash generated from operations, timing of debt maturities, refinancings and property sales and the availability of cash reserves. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit further distributions to its partners in 1999 or subsequent periods.

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

Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made, or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of March 31, 1999, had completed approximately 75% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by July 31, 1999.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by July 31, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by July 31, 1999.

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

The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by July 31, 1999.

Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of March 31, 1999 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.

The total cost incurred for all properties managed by the Managing Agent as of March 31, 1999 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by August 30, 1999.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

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

                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner has filed demurrers to the amended complaint, which were heard during February 1999. No ruling on such demurrers has been received. The Managing General Partner does not anticipate that the costs associated with this case, if any, will be material to the Partnership's overall operations.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled Everest Properties, LLC. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California, County of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). This case was settled on March 3, 1999. The Partnership is responsible for a portion of the settlement costs. The expense is not expected to have a material effect on the Partnership's overall operations.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a)   Exhibits:

               Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

          b)   Reports on Form 8-K:

               None filed during the quarter ended March 31, 1999.



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


                              CENTURY PROPERTIES FUND XVII

                              By:    Fox Capital Management Corporation,
                                     Its Managing General Partner


                              By:    /s/ Patrick J. Foye
                                     Patrick J. Foye
                                     Executive Vice President


                              By:    /s/ Carla R. Stoner
                                     Carla R. Stoner
                                     Senior Vice President Finance and
                                     Administration


                              Date:  May 14, 1999