Form 10QSB
period 1999-06-30
CENTURY PROPERTIES FUND XVII
filed 1999-08-13
CIK 356472

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


                  For the quarterly period ended June 30, 1999


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

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


a)
                          CENTURY PROPERTIES FUND XVII

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                                 June 30, 1999


Assets

   Cash and cash equivalents                                       $  4,055

   Receivables and deposits                                             960

   Restricted escrows                                                   597

   Other assets                                                         304

   Investment properties:

      Land                                             $  7,078

      Buildings and related personal property            62,050

                                                         69,128

      Less accumulated depreciation                     (33,941)     35,187

                                                                   $ 41,103

Liabilities and Partners' Capital (Deficit)

Liabilities

   Accounts payable                                                $     93

   Tenant security deposit liabilities                                  296

   Accrued property taxes                                               533

   Other liabilities                                                    333

   Mortgage notes payable                                            42,224

Partners' Capital (Deficit)

General partner's                                      $ (7,748)

Limited partners' (75,000 units issued

   and outstanding)                                       5,372      (2,376)

                                                                   $ 41,103


          See Accompanying Notes to Consolidated Financial Statements
b)
                          CENTURY PROPERTIES FUND XVII

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                                Three Months Ended       Six Months Ended

                                     June 30,                June 30,

                                 1999        1998         1999       1998

Revenues:                               (As Restated)           (As Restated)

 Rental income               $3,409         $3,251     $6,765       $6,415

 Other income                   198            206        361          394

    Total revenues            3,607          3,457      7,126        6,809

Expenses:

 Operating                    1,147          1,294      2,300        2,582

 General and administrative     105             62        174          144

 Depreciation                   621            582      1,232        1,153

 Interest                       890            860      1,784        1,723

 Property taxes                 205            204        403          389

    Total expenses            2,968          3,002      5,893        5,991

Net income                   $  639         $  455     $1,233       $  818

Net income allocated to

 general partner             $   75         $   54     $  145       $   97

Net income allocated to

 limited partners               564            401      1,088          721

                             $  639         $  455     $1,233       $  818

Net income per limited

 partnership unit            $ 7.52         $ 5.35     $14.51       $ 9.61

Distribution per limited

 partnership unit            $   --         $   --     $30.31       $   --


          See Accompanying Notes to Consolidated Financial Statements
c)
                          CENTURY PROPERTIES FUND XVII

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)


                                    Limited

                                  Partnership    General   Limited

                                     Units       Partner   Partners     Total

Original capital contributions      75,000    $    --     $75,000      $75,000

Partners' (deficit) capital at

  December 31, 1998                 75,000    $(7,666)    $ 6,557      $(1,109)

Distribution to Partners                --       (227)     (2,273)      (2,500)

Net income for the six

months ended June 30, 1999              --        145       1,088        1,233

Partners' (deficit) capital at

  June 30, 1999                     75,000    $(7,748)    $ 5,372      $(2,376)


          See Accompanying Notes to Consolidated Financial Statements
d)
                          CENTURY PROPERTIES FUND XVII
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                        Six Months Ended

                                                             June 30,

                                                            1999      1998

Cash flows from operating activities:                             (As Restated)

  Net income                                         $1,233          $  818

  Adjustments to reconcile net income to net

    cash provided by operating activities:

    Depreciation                                      1,232           1,153

    Amortization of loan costs and debt discounts       710             654

    Loss on disposal of property                         --              36

    Change in accounts:

       Receivables and deposits                          72             353

       Other assets                                     (44)             37

       Accounts payable                                 (49)             14

       Tenant security deposit liabilities               22               4

       Accrued property taxes                          (145)           (187)

       Other liabilities                                (48)            (30)

           Net cash provided by operating activities  2,983           2,852

Cash flows from investing activities:

  Net withdrawals from restricted escrows               684             269

  Property improvements and replacements               (944)           (903)

           Net cash used in investing activities       (260)           (634)

Cash flows from financing activities:

  Payments on mortgage notes payable                   (199)           (219)

  Distribution to partners                           (2,500)             --

           Net cash used in financing activities     (2,699)           (219)

Net increase in cash and cash equivalents                24           1,999

Cash and cash equivalents at beginning of period      4,031           4,011

Cash and cash equivalents at end of period           $4,055          $6,010

Supplemental disclosure of cash flow information:

  Cash paid for interest                             $1,075          $1,071


          See Accompanying Notes to Consolidated Financial Statements



e)
                          CENTURY PROPERTIES FUND XVII
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Century Properties Fund XVII (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1998.

Certain reclassifications have been made to the 1998 balances to conform to the 1999 presentation.

PRINCIPLES OF CONSOLIDATION

The financial statements include all the accounts of the Partnership and Apartment CCG 17, L.P., which owns Cherry Creek Apartments, Apartment Creek 17, LLC, which owns Creekside Apartments and Apartment Lodge 17, LLC, which owns the The Lodge Apartments, entities in which the Partnership ultimately holds a 100% interest. All intra-entity balances have been eliminated.

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

The following payments were made to the Managing General Partner and affiliates during the six months ended June 30, 1999 and 1998:

                                                             1999       1998

                                                              (in thousands)

Property management fees (included in operating expenses)     $356       $335

Reimbursement for services of affiliates (included in
  investment properties and general and administrative
  expense and operating expense)                              121        111


During the six months ended June 30, 1999 and 1998, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $356,000 and $335,000 for the six months ended June 30, 1999 and 1998, respectively.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $121,000 and $111,000 for the six months ended June 30, 1999 and 1998, respectively. Included in these expenses is approximately $41,000 and $30,000 in construction oversight costs for the six months ended June 30, 1999 and 1998, respectively.

On June 9, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner commenced a tender offer to purchase up to 20,860.54 (27.81% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $448 per unit. The offer expired on July 14, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 1,864.00 units. As a result, AIMCO and its affiliates currently own 31,092.00 units of limited partnership interest in the Partnership representing 41.46% of the total outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

NOTE D - DISTRIBUTION

During the six months ended June 30, 1999, the Partnership paid a distribution of approximately $2,500,000 (approximately $30.31 per limited partnership unit) to its partners. The distribution consisted of approximately $1,811,000 from operations and approximately $689,000 from the proceeds of the refinancing of the mortgage loans encumbering Creekside Apartments and the Lodge Apartments in August 1998. As a part of the distribution paid to the general partner, a management incentive fee of approximately $181,000 is included. No distributions to the partners were made during the six month period ending June 30, 1998. Subsequent to June 30, 1999, the Partnership declared and paid a distribution from operations of approximately $1,170,000 (approximately $13.76 per limited partnership unit) to its partners.

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

Segment information for the six months ended June 30, 1999 and 1998, is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.

1999
                                         Residential     Other        Totals

Rental income                            $ 6,765      $    --      $ 6,765
Other income                                 337           24          361
Interest expense                           1,784           --        1,784
Depreciation                               1,232           --        1,232
General and administrative expense            --          174          174
Segment profit (loss)                      1,383         (150)       1,233
Total assets                              40,498          605       41,103
Capital expenditures for investment
properties                                   944           --          944

1998
                                         Residential     Other        Totals

Rental income                            $ 6,415      $    --      $ 6,415
Other income                                 321           73          394
Interest expense                           1,723           --        1,723
Depreciation                               1,153           --        1,153
General and administrative expense            --          144          144
Segment profit (loss)                        889          (71)         818
Total assets                              39,633        3,516       43,149
Capital expenditures for investment
properties                                   903           --          903

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

NOTE G - PRIOR PERIOD RESTATEMENT

The Partnership's consolidated financial statements have been restated to correct an error in calculating the amortization of debt discount on the zero-coupon mortgage encumbering the Partnership's Village in The Woods Apartments property. The effect of the restatement for the six months ended June 30, 1998, was an increase in net income of approximately $154,000 which equates to an increase in net income per limited partnership unit of $1.81.

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

The Partnership's investment properties consist of five apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1999 and 1998:

                                             Average Occupancy

Property                                    1999            1998

Cherry Creek Gardens Apartments

  Englewood, Colorado                        97%            95%

Creekside Apartments

  Denver, Colorado                           98%            97%

The Lodge Apartments

  Denver, Colorado                           98%            97%

The Village in the Woods Apartments

  Cypress, Texas                             93%            95%

Cooper's Pond Apartments

  Tampa, Florida                             96%            96%

Results of Operations

The Partnership generated net income for the six months ended June 30, 1999 of approximately $1,233,000 compared to net income of approximately $818,000 for the corresponding period of 1998. The Partnership's net income for the three months ended June 30, 1999 was approximately $639,000 compared to approximately $455,000 for the three months ended June 30, 1998. The increase in net income for the three and six month periods ended June 30, 1999 was due to an increase in total revenues and a decrease in total expenses. Total revenues for both periods increased primarily due to an increase in rental income which was partially offset by a decrease in other income. The increase in rental income was primarily due to an increase in average rental rates at all of the Partnership's investment properties and to a lessor extent to increased occupancy at Cherry Creek Gardens, Creekside, and the Lodge Apartments. These increases were partially offset by decreased occupancy and increased concession costs at Village in the Woods Apartments. Other income decreased primarily due to reduced interest income due to lower average cash balances in interest bearing accounts which was partially offset by increased tenant charges at all the Partnership's properties.

Total expenses decreased primarily due to decreased operating expenses which more than offset increases in general and administrative expense, depreciation expense and interest expense. The decrease in operating expenses was primarily due to a decrease in maintenance expenses due to fewer repair and maintenance projects at the Partnership's investment properties, decreased insurance expense due to the use of a new insurance carrier at all of the Partnership's properties, decreased advertising and sewer expenses at both Cherry Creek Apartments and Village in the Woods Apartments. Partially offsetting these decreases, was a loss on disposal of assets included in operating expenses in 1998 that resulted from the write-off of roofs at Village in the Woods Apartments which were not fully depreciated at the time of their replacement in 1998. The increase in general and administrative expenses resulted primarily from an increase in legal expenses due to the settlement of the Everest lawsuit as disclosed in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998, and an increase in printing and mailing costs. Included in general and administrative expenses at both June 30, 1999 and 1998 are reimbursements to the General Partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly communications with investors and regulatory agencies required by the Partnership Agreement are included. Depreciation expense increased due to capital improvements completed during the second half of 1998 and the first half of 1999 that are now being depreciated. Interest expense increased primarily due to the increasing mortgage balance at Village in the Woods Apartments due to amortization of the debt discount on the zero-coupon mortgage encumbering the property.

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

Liquidity and Capital Resources

At June 30, 1999, the Partnership had cash and cash equivalents of approximately $4,055,000 compared to approximately $6,010,000 at June 30, 1998. The increase in cash and cash equivalents of approximately $24,000 from the Partnership's year ended December 31, 1998 is due to approximately $2,983,000 of cash provided by operating activities substantially offset by approximately $2,699,000 of cash used in financing activities and approximately $260,000 of cash used in investing activities. Net cash used in financing activities consisted primarily of a distribution to partners and to a lessor extent of payments of principal made on the mortgages encumbering the Partnership's investment properties. Cash used in investing activities consisted of property improvements and replacements which is partially offset by withdrawals from escrow accounts maintained by the mortgage lender. The Partnership invests its working capital in money market accounts.

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

Cherry Creek Gardens Apartments

During the six months ended June 30, 1999, the Partnership completed approximately $131,000 of capital improvements at the property, consisting primarily of carpet and vinyl replacement, fencing, parking lot repairs, pool repairs, electrical upgrades, and other structural improvements. These improvements were funded from the Partnership's reserves and operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $179,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $249,000 for 1999 at this property which include certain of the required improvements and consist of carpet and vinyl replacement, electrical upgrades, landscaping, and structural improvements.

Creekside Apartments

During the six months ended June 30, 1999, the Partnership completed approximately $143,000 of capital improvements at the property, consisting primarily of appliance replacements, carpet and vinyl replacement, parking lot repairs, plumbing upgrades, water heaters, equipment purchases, and structural improvements. These improvements were funded from the Partnership's reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $695,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $577,000 for 1999 at this property which include certain of the required improvements and consist of water heaters, appliances, plumbing upgrades, carpet and vinyl replacement and structural improvements.

The Lodge Apartments

During the six months ended June 30, 1999, the Partnership completed approximately $244,000 of capital improvements at the property, consisting primarily of structural improvements, swimming pool repairs, carpet and vinyl replacement, parking lot improvements, and fencing. These improvements were funded from the Partnership's reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $474,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $323,000 for 1999 at this property which include certain of the required improvements and consist of carpet and vinyl replacement, parking lot improvements, swimming pool repairs, and structural upgrades.

The Village in the Woods Apartments

During the six months ended June 30, 1999, the Partnership completed approximately $253,000 of capital improvements at the property, consisting primarily of roof replacement, parking lot repairs, carpet and vinyl replacement and structural improvements. These improvements were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $362,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $445,000 for 1999 at this property which include certain of the required improvements and consist of air conditioning units, carpet replacement, parking lot repairs, electrical upgrades, landscaping, and roof replacement.

Cooper's Pond Apartments

During the six months ended June 30, 1999, the Partnership completed approximately $173,000 of capital improvements at the property, consisting primarily of carpet and vinyl replacement, structural improvements, landscaping, and appliances. These improvements were funded from the Partnership's reserves and operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $517,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $546,000 for 1999 at this property which include certain of the required improvements and consist of carpet and vinyl replacement, landscaping, grounds lighting, parking lot repairs, pool repairs, appliances, and other structural upgrades.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $42,224,000, net of discount, is amortized over varying periods with maturity dates ranging from July 1999 at Cooper's Pond Apartments to September 2008 at all the other properties. The maturity date of July 1999 for the loan at Cooper's Pond Apartments has been extended by the lender while the Managing General Partner negotiates the refinancing of the loan. Although there can be no assurance that it will be able to do so, the Managing General Partner believes it will be able to refinance the debt maturing at Cooper's Pond. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

During the six months ended June 30, 1999, the Partnership paid a distribution of approximately $2,500,000 (approximately $2,273,000 to the limited partners or $30.31 per limited partnership unit) to its partners. The distribution consisted of approximately $1,811,000 (approximately $1,597,000 to the limited partners or $21.30 per limited partnership unit) from operations and approximately $689,000 (approximately $675,000 to the limited partners or $9.01 per limited partnership unit) from the proceeds of the refinancing of the mortgage loans encumbering Creekside Apartments and the Lodge Apartments in August 1998. As a part of the distribution paid to the general partner, a management incentive fee of approximately $181,000 is included. Subsequent to June 30, 1999, the Partnership declared and paid a distribution from operations of approximately $1,170,000 (approximately $1,032,000 to the limited partners or $13.76 per limited partnership unit) to its partners. No distributions were made to the partners during the six month period ending June 30, 1998. Future cash distributions will depend on the levels of net cash generated from operations, timing of debt maturities, refinancings and/or property sales and the availability of cash reserves. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit further distributions to its partners in 1999 or subsequent periods.

Tender Offer

On June 9, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner commenced a tender offer to purchase up to 20,860.54 (27.81% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $448 per unit. The offer expired on July 14, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 1,864.00 units. As a result, AIMCO and its affiliates currently own 31,092.00 units of limited partnership interest in the Partnership representing 41.46% of the total outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of June 30, 1999, had completed approximately 90% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by September 30, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

In April, 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October, 1999.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 90% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by September, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

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

A pre-assessment of the properties by the Managing Agent has indicated no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent is in process and will be completed in September, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of June 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before July, 1999. The Managing Agent has updated data transmission standards with all of the financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by September 1, 1999.

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

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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

b)   Reports on Form 8-K:

     None filed during the quarter ended June 30, 1999.



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



                              Date: August 13, 1999