Form 10QSB
period 1999-09-30
CENTURY PROPERTIES FUND XVII
filed 1999-11-15
CIK 356472

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

               For the quarterly period ended September 30, 1999


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the transition period from _________to _________

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

ITEM 1.   FINANCIAL STATEMENTS

a)

                          CENTURY PROPERTIES FUND XVII

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                               September 30, 1999


Assets
Cash and cash equivalents                                              $  3,405
Receivables and deposits                                                  1,037
Restricted escrows                                                          677
Other assets                                                                355
Investment properties:
Land                                                     $  7,078
Buildings and related personal property                    62,800
                                                           69,878
   Less accumulated depreciation                          (34,587)       35,291
                                                                       $ 40,765
Liabilities and Partners' (Deficit) Capital
Liabilities
Accounts payable                                                       $     84
Tenant security deposit liabilities                                         312
Accrued property taxes                                                      598
Other liabilities                                                           354
Mortgage notes payable                                                   42,456

Partners' (Deficit) Capital:
General partner                                          $ (7,826)
Limited partners (75,000 units issued and
outstanding)                                                4,787        (3,039)
                                                                       $ 40,765

          See Accompanying Notes to Consolidated Financial Statements

b)


                          CENTURY PROPERTIES FUND XVII

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                                    Three Months Ended        Nine Months Ended
                                       September 30,            September 30,
                                    1999       1998          1999       1998
                                          (As Restated)            (As Restated)
Revenues:
Rental income                     $ 3,425      $ 3,308      $10,190     $ 9,723
Other income                          198          199          559         593
Total revenues                      3,623        3,507       10,749      10,316

Expenses:
Operating                           1,293        1,531        3,593       4,113
General and administrative             87           69          261         213
Depreciation                          646          631        1,878       1,784
Interest                              890          808        2,674       2,531
Property taxes                        200          194          603         583
Total expenses                      3,116        3,233        9,009       9,224

Net income before extraordinary
loss                                  507          274        1,740       1,092

Extraordinary loss on early
extinguishment of debt                 --          (96)          --         (96)

Net income                        $   507      $   178      $ 1,740     $   996

Net income allocated to
general partner                   $    60      $    21      $   205     $   118
Net income allocated
to limited partners                   447          157        1,535         878
                                  $   507      $   178      $ 1,740     $   996

Net income before extraordinary
loss per limited partnership
unit                              $  5.96      $  3.21      $ 20.47     $ 12.83

Extraordinary loss per limited
partnership unit                       --        (1.12)          --       (1.12)

Net income per limited
partnership unit                  $  5.96      $  2.09      $ 20.47     $ 11.71

Distributions per limited
partnership unit                  $ 13.76      $ 39.15      $ 44.07     $ 39.15


          See Accompanying Notes to Consolidated Financial Statements

c)

                          CENTURY PROPERTIES FUND XVII

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                  (Unaudited)
                        (in thousands, except unit data)



                                   Limited
                                 Partnership   General     Limited
                                    Units      Partner     Partners      Total

Original capital contributions      75,000     $    --     $75,000      $75,000

Partners' (deficit) capital
at December 31, 1998                75,000     $(7,666)    $ 6,557      $(1,109)

Distributions to partners               --        (365)     (3,305)      (3,670)

Net income for the nine months
ended September 30, 1999                --         205       1,535        1,740

Partners' (deficit) capital
at September 30, 1999               75,000     $(7,826)    $ 4,787      $(3,039)


          See Accompanying Notes to Consolidated Financial Statements

d)
                          CENTURY PROPERTIES FUND XVII

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                              Nine Months Ended

                                                                 September 30,
                                                              1999       1998
Cash flows from operating activities:                              (As Restated)
Net income                                                $  1,740     $    996
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation                                                 1,878        1,784
Amortization of loan costs and debt discounts                1,065          980
Extraordinary loss on debt refinancing                          --           96
Loss on disposal of property                                    --           36
Change in accounts:
Receivables and deposits                                        (5)         145
Other assets                                                  (116)          --
Accounts payable                                               (58)         (62)
Tenant security deposit liabilities                             38           14
Accrued property taxes                                         (80)           7
Other liabilities                                              (27)         (31)

Net cash provided by operating activities                    4,435        3,965

Cash flows from investing activities:
Net withdrawals from (deposits to) restricted escrows          604         (332)
Property improvements and replacements                      (1,694)      (1,673)

Net cash used in investing activities                       (1,090)      (2,005)

Cash flows from financing activities:
Payments on mortgage notes payable                            (301)        (313)
Payoff of mortgage notes payable                                --      (10,684)
Proceeds from debt refinancing                                  --       13,700
Loan costs                                                      --         (327)
Distributions to partners                                   (3,670)      (3,329)

Net cash used in financing activities                       (3,971)        (953)

Net (decrease) increase in cash and cash equivalents          (626)       1,007

Cash and cash equivalents at beginning of period             4,031        4,011

Cash and cash equivalents at end of period                $  3,405     $  5,018

Supplemental disclosure of cash flow information:
Cash paid for interest                                    $  1,609     $  1,585


          See Accompanying Notes to Consolidated Financial Statements

e)
                          CENTURY PROPERTIES FUND XVII

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Century Properties Fund XVII (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

Certain reclassifications have been made to the 1998 balances to conform to the 1999 presentation.

Principles of Consolidation

The financial statements include all the accounts of the Partnership and Apartment CCG 17, L.P., which owns Cherry Creek Apartments, Apartment Creek 17, LLC, which owns Creekside Apartments and Apartment Lodge 17, LLC, which owns The Lodge Apartments. The Partnership ultimately holds a 100% interest in each of the entities. All intra-entity balances have been eliminated.

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

The following payments were made to the Managing General Partner and its affiliates during the nine months ended September 30, 1999 and 1998:

                                                               1999      1998
                                                               (in thousands)

Property management fees (included in operating expenses)      $537      $507

Reimbursement for services of affiliates (included in
  investment properties, general and administrative
  expense and operating expense)                                166       160

Partnership management fee                                      298       333


During the nine months ended September 30, 1999 and 1998, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $537,000 and $507,000 for the nine months ended September 30, 1999 and 1998, respectively.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $166,000 and $160,000 for the nine months ended September 30, 1999 and 1998, respectively. Included in this expense is approximately $45,000 and $43,000 in construction oversight costs for the nine months ended September 30, 1999 and 1998, respectively.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the general partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. Approximately $298,000 and $333,000 in Partnership management fees were paid along with the distributions from operations made during the nine months ended September 30, 1999 and 1998, respectively.

In addition, the Partnership paid to an affiliate approximately $27,000 in loan costs related to the refinancing of mortgages at Creekside Apartments and The Lodge Apartments during the nine months ended September 30, 1998. These loan costs are included in other assets and are amortized as interest expense over the terms of the loan agreements.

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

On June 9, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner, commenced a tender offer to purchase up to 20,860.54 (approximately 27.81% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $448 per unit. The offer expired on July 14, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 1,864.00 units. As a result, AIMCO and its affiliates currently own 31,445.00 units of limited partnership interest in the Partnership representing approximately 41.93% of the total outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO (see "Note G - Legal Proceedings").

NOTE D - DISTRIBUTION

During the nine months ended September 30, 1999, the Partnership paid distributions of approximately $3,670,000 (approximately $3,305,000 to the limited partners or $44.07 per limited partnership unit) to its partners. The distribution consisted of approximately $2,981,000 (approximately $2,630,000 to the limited partners or $35.07 per limited partnership unit) from operations and approximately $689,000 (approximately $675,000 to the limited partners or $9.00 per limited partnership unit) from the proceeds of the refinancing of the mortgage loans encumbering Creekside Apartments and the Lodge Apartments in August 1998. A cash distribution from operations of approximately $3,329,000 was paid during the nine months ended September 30, 1998. Of this amount, approximately $393,000 was paid to the general partners and approximately $2,936,000 ($39.15 per unit) was paid to the limited partners.

NOTE E - REFINANCING AND EXTRAORDINARY LOSS

On August 24, 1998, the Partnership refinanced the mortgages encumbering Creekside Apartments and The Lodge Apartments. The refinancing of Creekside Apartments replaced indebtedness of approximately $5,091,000 with a new mortgage in the amount of $6,500,000. The refinancing of The Lodge Apartments replaced indebtedness of approximately $5,593,000 with a new mortgage in the amount of $7,200,000. Both of the new mortgages carry a stated interest rate of 6.43%. Interest on both of the refinanced mortgages was 7.875%. Payments on both mortgage loans are due on the first day of each month until the loans mature on September 1, 2008. The Partnership received net proceeds from these refinancings in the aggregate amount of $2,689,000 of which $2,000,000 was paid as a distribution to the partners during October 1998 and the remainder was distributed during 1999. In addition, the Partnership was required to establish escrows with the lender for repairs, insurance, and tax costs. Total capitalized loan costs were approximately $327,000 at September 30, 1998. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $96,000 due to the write-off of unamortized loan costs.

NOTE F - SEGMENT REPORTING

The Partnership has one reportable segment: residential properties. The Partnership's residential property segment consists of five apartment complexes, three of which are located in Colorado and one each in Texas and Florida. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

The Partnership evaluates performance based on net income. The accounting policies of the reportable segment are the same as those described in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1998.

The Partnership's reportable segment consist of investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the nine month periods ended September 30, 1999 and 1998 is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.

                1999                 Residential     Other     Totals

Rental income                          $10,190      $    --    $10,190
Other income                               530           29        559
Interest expense                         2,674           --      2,674
Depreciation                             1,878           --      1,878
General and administrative expense          --          261        261
Segment profit (loss)                    1,972         (232)     1,740
Total assets                            40,503          262     40,765
Capital expenditures for investment
  properties                             1,694           --      1,694


                1998                 Residential    Other      Totals

Rental income                          $ 9,723     $    --    $ 9,723
Other income                               487         106        593
Interest expense                         2,531          --      2,531
Depreciation                             1,784          --      1,784
General and administrative expense          --         213        213
Extraordinary loss on early
  extinguishment of debt                   (96)         --        (96)
Segment profit (loss)                    1,103        (107)       996
Total assets                            40,816       2,531     43,347
Capital expenditures for investment
  properties                             1,673          --      1,673


NOTE G - LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Note B - Transfer of Control"). The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement ("Stipulation"), settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. The Court has preliminarily approved the Settlement and scheduled a final approval hearing for December 10, 1999. In exchange for a release of all claims, the Stipulation provides that, among other things, an affiliate of the Managing General Partner will make tender offers for all outstanding limited partnership interests in 49 partnerships, including the Registrant, subject to the terms and conditions set forth in the Stipulation, and has agreed to establish a reserve to pay an additional amount in settlement to qualifying class members (the "Settlement Fund"). At the final approval hearing, Plaintiffs' counsel will make an application for attorneys' fees and reimbursement of expenses, to be paid in part by the partnerships and in part from the Settlement Fund. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

NOTE H - PRIOR PERIOD RESTATEMENT

The Partnership's consolidated financial statements have been restated to correct an error in calculating the amortization of debt discount on the zero-coupon mortgage encumbering the Partnership's Village in The Woods Apartments property. The effect of the restatement for the nine months ended September 30, 1998, was an increase in net income of approximately $231,000 which equates to an increase in net income per limited partnership unit of $2.71.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time.
The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The Partnership's investment properties consist of five apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1999 and 1998:

                                           Average Occupancy
Property                                   1999       1998

Cherry Creek Gardens Apartments             97%        95%
  Englewood, Colorado
Creekside Apartments                        98%        97%
  Denver, Colorado
The Lodge Apartments                        98%        97%
   Denver, Colorado
The Village in the Woods Apartments         93%        95%
   Cypress, Texas
Cooper's Pond Apartments                    96%        97%
   Tampa, Florida


Results of Operations

The Partnership generated net income for the nine months ended September 30, 1999 of approximately $1,740,000 as compared to net income of approximately $996,000 for the corresponding period of 1998. The Partnership's net income for the three months ended September 30, 1999 was approximately $507,000 compared to approximately $178,000 for the three months ended September 30, 1998. The increase in net income for the three and nine months ended September 30, 1999 was primarily due to an increase in total revenues, a decrease in total expenses and the recognition of an extraordinary loss on early extinguishment of debt in 1998. Total revenues for both periods increased primarily due to an increase in rental income. For the nine months ended September 30, 1999, the increase in rental income was partially offset by a decrease in other income. For the three months ended September 30, 1999, other income remained constant as compared to the same period in 1998. The increase in rental income was primarily due to an increase in average rental rates at all of the Partnership's investment properties and, to a lesser extent, increased occupancy at Cherry Creek Gardens Apartments, Creekside Apartments, and The Lodge Apartments. These increases were partially offset by decreased occupancy at Village in the Woods and Cooper's Pond Apartments as well as increased concession costs and bad debt expense at Village in the Woods Apartments. Other income decreased for the nine months ended September 30, 1999 primarily due to reduced interest income due to lower average cash balances in interest bearing accounts which was partially offset by increased tenant charges at all the Partnership's properties.

Total expenses decreased primarily due to decreased operating expenses which more than offset increases in general and administrative expenses, depreciation expense and interest expense. The decrease in operating expenses was primarily due to a decrease in maintenance expenses due to fewer repair and maintenance projects at the Partnership's investment properties, decreased insurance expense due to lower rates provided by a new insurance carrier late in 1998 at all of the Partnership's properties, and to decreased advertising and sewer expenses at both Cherry Creek Apartments and Village in the Woods Apartments. In addition, there was a loss on disposal of assets included in operating expenses in 1998 that resulted from the write-off of roofs at Village in the Woods Apartments which were not fully depreciated at the time of their replacement in 1998. The increase in general and administrative expenses resulted primarily from an increase in legal expenses due to the settlement of a lawsuit as disclosed in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998, and an increase in printing and mailing costs. Included in general and administrative expenses at both September 30, 1999 and 1998 are reimbursements to the General Partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly communications with investors and regulatory agencies required by the Partnership Agreement are included. Depreciation expense increased due to capital improvements completed during the second half of 1998 and the first half of 1999 that are now being depreciated. Interest expense increased primarily due to the increasing mortgage balance at Village in the Woods Apartments due to amortization of the debt discount on the zero-coupon mortgage encumbering the property. The extraordinary loss on the early extinguishment of debt in 1998 related to the refinancing of mortgages at Creekside Apartments and The Lodge Apartments in August of 1998.

As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At September 30, 1999, the Partnership had cash and cash equivalents of approximately $3,405,000 compared to approximately $5,018,000 at September 30, 1998. The decrease in cash and cash equivalents of approximately $626,000 from the Partnership's year ended December 31, 1998 is due to approximately $3,971,000 of cash used in financing activities and approximately $1,090,000 of cash used in investing activities partially offset by approximately $4,435,000 of cash provided by operating activities. Net cash used in financing activities consisted primarily of distributions to partners and, to a lesser extent, payments of principal made on the mortgages encumbering the Partnership's investment properties. Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from escrow accounts maintained by the mortgage lender. The Partnership invests its working capital reserves in money market accounts.

On August 24, 1998, the Partnership refinanced the mortgages encumbering Creekside Apartments and The Lodge Apartments. The refinancing of Creekside Apartments replaced indebtedness of approximately $5,091,000 with a new mortgage in the amount of $6,500,000. The refinancing of The Lodge Apartments replaced indebtedness of approximately $5,593,000 with a new mortgage in the amount of $7,200,000. Both of the new mortgages carry a stated interest rate of 6.43%. Interest on both of the refinanced mortgages was 7.875%. Payments on both mortgage loans are due on the first day of each month until the loans mature on September 1, 2008. The Partnership received net proceeds from these refinancings in the aggregate amount of $2,689,000 of which $2,000,000 was paid as a distribution to the partners during October 1998 and the remainder was distributed during 1999. In addition, the Partnership was required to establish escrows with the lender for repairs, insurance, and tax costs.
Total capitalized loan costs were approximately $327,000 at September 30, 1998. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $96,000 due to the write-off of unamortized loan costs.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. Capital improvements planned for each of the Partnership's properties are detailed below.

Cherry Creek Gardens Apartments

During the nine months ended September 30, 1999, the Partnership completed approximately $227,000 of capital improvements at the property, consisting primarily of carpet and vinyl replacement, air conditioning unit replacement, fencing, recreational facility improvements, parking lot resurfacing, pool upgrades, electrical upgrades, and other structural improvements. As of September 30, 1999, the fencing, parking lot resurfacing, pool upgrades, and recreational facility improvements were substantially complete. These improvements were funded from the Partnership's reserves and operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $179,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $249,000 for 1999 at this property which include certain of the required improvements and consist of carpet and vinyl replacement, electrical upgrades, landscaping, and structural improvements.

Creekside Apartments

During the nine months ended September 30, 1999, the Partnership completed approximately $419,000 of capital improvements at the property, consisting primarily of appliance replacements, carpet and vinyl replacement, parking lot resurfacing, plumbing upgrades, water heaters, equipment purchases, and roof replacement. These improvements were funded from the Partnership's reserves and operating cash flows. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $695,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $577,000 for 1999 at this property which include certain of the required improvements and consist of water heaters, appliances, plumbing upgrades, carpet and vinyl replacement and structural improvements.

The Lodge Apartments

During the nine months ended September 30, 1999, the Partnership completed approximately $303,000 of capital improvements at the property, consisting primarily of structural improvements, swimming pool upgrades, carpet and vinyl replacement, parking lot resurfacing, and landscaping. As of September 30, 1999, swimming pool upgrades, landscaping, and structural upgrades were substantially complete. These improvements were funded from the Partnership's reserves and operating cash flows. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $474,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $323,000 for 1999 at this property which include certain of the required improvements and consist of carpet and vinyl replacement, parking lot resurfacing, swimming pool upgrades, and structural upgrades.

The Village in the Woods Apartments

During the nine months ended September 30, 1999, the Partnership completed approximately $373,000 of capital improvements at the property, consisting primarily of roof replacement, parking lot resurfacing, electrical upgrades, lighting improvements, carpet and vinyl replacement and structural improvements. As of September 30, 1999, the parking lot resurfacing, electrical upgrades, lighting upgrades, roof replacement, and structural improvements were substantially complete. These improvements were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $362,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $445,000 for 1999 at this property which include certain of the required improvements and consist of air conditioning units, carpet replacement, parking lot resurfacing, electrical upgrades, landscaping and roof replacement.

Cooper's Pond Apartments

During the nine months ended September 30, 1999, the Partnership completed approximately $372,000 of capital improvements at the property, consisting primarily of carpet and vinyl replacement, structural improvements, electrical upgrades, landscaping, parking lot resurfacing, plumbing improvements and appliances. As of September 30, 1999, the parking lot resurfacing and plumbing improvements were complete and the electrical upgrades were approximately 75% complete. These improvements were funded from the Partnership's reserves and operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $517,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $546,000 for 1999 at this property which include certain of the required improvements and consist of carpet and vinyl replacement, landscaping, grounds lighting, parking lot resurfacing, pool upgrades, appliances, and other structural upgrades.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Parnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $42,456,000, net of discount, is amortized over varying periods with maturity dates ranging from July 1999 at Cooper's Pond Apartments to September 2008 at all the other properties. The maturity date of July 1999 for the loan at Cooper's Pond Apartments has been extended by the lender while the Managing General Partner negotiates the refinancing of the loan. Although there can be no assurance that it will be able to do so, the Managing General Partner believes it will be able to refinance the debt at Cooper's Pond. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

During the nine months ended September 30, 1999, the Partnership paid distributions of approximately $3,670,000 (approximately $3,305,000 to the limited partners or $44.07 per limited partnership unit) to its partners. The distributions consisted of approximately $2,981,000 (approximately $2,630,000 to the limited partners or $35.07 per limited partnership unit) from operations and approximately $689,000 (approximately $675,000 to the limited partners or $9.00 per limited partnership unit) from the proceeds of the refinancing of the mortgage loans encumbering Creekside Apartments and The Lodge Apartments in August 1998. A cash distribution from operations of approximately $3,329,000 was paid during the nine months ended September 30, 1998. Of this amount, approximately $393,000 was paid to the general partners and approximately $2,936,000 ($39.15 per unit) was paid to the limited partners. Future cash distributions will depend on the levels of net cash generated from operations, timing of debt maturities, refinancings and/or property sales and the availability of cash reserves. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit further distributions to its partners during the remainder of 1999 or subsequent periods.

Tender Offer

On June 9, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner, commenced a tender offer to purchase up to 20,860.54 (approximately 27.81% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $448 per unit. The offer expired on July 14, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 1,864.00 units. As a result, AIMCO and its affiliates currently own 31,445.00 units of limited partnership interest in the Partnership representing approximately 41.93% of the total outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO (see "Item 1. Financial Statements, Note G - Legal Proceedings").

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of September 30, 1999, had virtually completed this effort.

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

In April 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October 1999.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June 1999.

The final software area is the office software and server operating systems. The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded virtually all of the server operating systems.

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

A pre-assessment of the properties by the Managing Agent has indicated virtually no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent was virtually completed by September 30, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of September 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent has banking relationships with three major financial institutions, all of which have designated their compliance. The Managing Agent has updated data transmission standards with all of the financial institutions. All financial institutions have communicated that they are Year 2000 compliant and accordingly no accounts were required to be moved from the existing financial institutions.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date, the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expenses and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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


                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Part I - Financial Information, Item 1. Financial Statements, Note B - Transfer of Control"). The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement ("Stipulation"), settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. The Court has preliminarily approved the Settlement and scheduled a final approval hearing for December 10, 1999. In exchange for a release of all claims, the Stipulation provides that, among other things, an affiliate of the Managing General Partner will make tender offers for all outstanding limited partnership interests in 49 partnerships, including the Registrant, subject to the terms and conditions set forth in the Stipulation, and has agreed to establish a reserve to pay an additional amount in settlement to qualifying class members (the "Settlement Fund"). At the final approval hearing, Plaintiffs' counsel will make an application for attorneys' fees and reimbursement of expenses, to be paid in part by the partnerships and in part from the Settlement Fund. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a)   Exhibits:

               Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

          b)   Reports on Form 8-K:

               None filed during the quarter ended September 30, 1999.


                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Partnership caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              CENTURY PROPERTIES FUND XVII


                              By:  FOX PARTNERS
                                   Its General Partner


                              By:  FOX CAPITAL MANAGEMENT CORPORATION
                                   Its Managing General Partner


                              By:  /s/Patrick J. Foye
                                   Patrick J. Foye
                                   Executive Vice President


                              By:  /s/Martha L. Long
                                   Martha L. Long
                                   Senior Vice President
                                   and Controller

                             Date: