Form 10KSB
period 1999-12-30
CENTURY PROPERTIES FUND XVII
filed 2000-03-29
CIK 356472

March 30, 2000



United States
Securities and Exchange Commission
Washington, D.C.  20549


RE:   Century Properties Fund XVII
      Form 10-KSB
      File No. 0-11137


To Whom it May Concern:

The accompanying Form 10-KSB for the year ended December 31, 1999 describes a change in the method of accounting to capitalize exterior painting and major landscaping, which would have been expensed under the old policy. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the Managing General Partner.

Please do not hesitate to contact the undersigned with any questions or comments that you might have.

Very truly yours,



Stephen Waters
Real Estate Controller

                  FORM 10-KSB--Annual or Transitional Report Under

                               Section 13 or 15(d)

                                   Form 10-KSB

     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                    For the fiscal year ended December 31, 1999

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                  For the transition period _________to _________

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

                          55 Beattie Place, PO Box 1089
                        Greenville, South Carolina 29602

                      (Address of principal executive offices)

                                 (864) 239-1000
                            Issuer's telephone number

           Securities registered under Section 12(b) of the Exchange Act:

                                      None

           Securities registered under Section 12(g) of the Exchange Act:

                     Units of Limited Partnership Interests

                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.  $14,429,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 1999. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I

Item 1.     Description of Business

Century Properties Fund XVII (the "Partnership" or the "Registrant") was organized in November 1981 as a California limited partnership under the Uniform Limited Partnership Act of the California Corporations Code. Fox Partners, a California general partnership, is the general partner of the Partnership. The general partners of Fox Partners are Fox Capital Management Corporation (the "Managing General Partner"), a California corporation, Fox Realty Investors ("FRI"), a California general partnership, and Fox Partners 82, a California general partnership. NPI Equity Investments II Inc., a Florida Corporation ("NPI Equity"), is the general partner of FRI. As a result of a series of transactions which occurred during the fourth quarter of 1998 and the first quarter of 1999, FCMC and NPI Equity are now wholly-owned by Apartment Investment and Management Company ("AIMCO") (See "Transfer of Control" below). The Partnership Agreement provides that the Partnership is to terminate on December 31, 2006, unless terminated prior to such date.

The principal business of the Partnership is and has been to operate, hold for investment, and ultimately sell income-producing multi-family residential properties. The Partnership is a "closed" limited partnership real estate syndicate formed to acquire multi-family residential properties. During 1982, the Partnership offered and sold, pursuant to a Registration Statement filed with the Securities and Exchange Commission, 75,000 units of limited partnership interest ("Units") for an aggregate purchase price of $75,000,000. The net proceeds of this offering were used to acquire twelve existing apartment properties. Since its initial offering, the Partnership has not received, nor are limited partners required to make, additional capital contributions. The Partnership's original property portfolio was geographically diversified with properties acquired in four states. Three apartment properties were sold in 1988. One apartment was acquired by the lender through a deed in-lieu of foreclosure in 1992. During 1993, two apartment properties were sold and one was acquired by the lender through foreclosure. The Partnership continues to own the remaining five properties (see "Item 2. Description of Properties").

The Registrant has no full time employees. The Managing General Partner is vested with full authority as to the general management and supervision of the business and affairs of the Partnership. The non-managing general partners and the Limited Partners have no right to participate in the management or conduct of such business and affairs. Property management services are provided at the Partnership's properties by an affiliate of the Managing General Partner.

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

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Registrant's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the Managing General Partner, in such market area could have a material effect on the rental market for the apartments at the Registrant's properties and the rents that may be charged for such apartments. While the Managing General Partner and its affiliates own and/or control a significant number of apartment units in the United States, such units represent an insignificant percentage of total apartment units in the United States and competition for the apartments is local.

Both the income and expenses of operating the properties owned by the Partnership are subject to factors outside of the Partnership's control, such as changes in the supply and demand for similar properties resulting from various market conditions, increases/decreases in unemployment or population shifts, changes in the availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

A further description of the Partnership's business is included in "Management's Discussion and Analysis or Plan of Operation" included in "Item 6" of this Form 10-KSB.

Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired 100% ownership interest in the Managing General Partner. The Managing General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

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

                                     Date of
Property                             Purchase       Type of Ownership         Use

Cherry Creek Gardens Apartments        09/82     Fee ownership subject    Apartment
  Englewood, Colorado                            to first mortgage (1)    296 units

Creekside Apartments                   10/82     Fee ownership subject    Apartment
  Denver, Colorado                               to first mortgage (1)    328 units

The Lodge Apartments                   10/82     Fee ownership subject    Apartment
  Denver, Colorado                               to first mortgage (1)    376 units

The Village in the Woods               10/82     Fee ownership subject    Apartment
  Apartments                                     to first mortgage        530 units
  Cypress, Texas

Cooper's Pond Apartments               03/83     Fee ownership subject    Apartment
  Tampa, Florida                                 to first and second      463 units
                                                 mortgage

(1)   Property  is  owned  by  a  limited   partnership  or  limited   liability
      corporation in which the Registrant owns 100%.

Schedule of Properties:

Set forth below for each of the Registrant's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

                              Gross
                             Carrying   Accumulated                         Federal
Property                      Value    Depreciation     Rate    Method     Tax Basis
                                 (in thousands)                         (in thousands)
Cherry Creek Gardens         $15,258      $ 7,970     5-30 yrs    S/L       $ 2,562
Creekside                     11,372        5,306     5-30 yrs    S/L         3,347
The Lodge                     12,959        6,254     5-30 yrs    S/L         3,269
The Village in the Woods      15,599        7,578     5-30 yrs    S/L         3,867
Coopers Pond                  15,345        8,212     5-30 yrs    S/L         2,891

                             $70,533      $35,320                           $15,936

See "Note A" of the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy and "Note J - Change in Accounting Principle".

Schedule of Property Indebtedness:

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.

                            Principal                                         Principal
                            Balance At                                         Balance
                           December 31,    Interest    Period    Maturity      Due At
        Property               1999          Rate    Amortized     Date     Maturity (3)
                          (in thousands)                                   (in thousands)
Cherry Creek Gardens         $12,415        7.99%     20 years   01/01/20       $   --
Creekside                      6,407        6.43%     30 years   09/01/08        5,501
The Lodge                      7,098        6.43%     30 years   09/01/08        6,093
The Village in the
  Woods (4)                   14,421         (1)        (1)      01/24/00       14,421
Cooper's Pond
  1st mortgage (4)             3,395        8.00%     23 years   07/01/99        3,439
  2nd mortgage (4)             4,134        8.50%       (2)      07/01/05        4,134
                              47,870                                           $33,588
Mortgage discount                (93)
                             $47,777

(1)  Zero coupon note; discounted at an effective interest rate of 10.247%.

(2)  Payments of interest only are required.

(3) See "Item 7. Financial Statements - Note C" for information with respect to the Registrant's ability to prepay these loans and other specific details about the loans.

(4) Mortgage was refinanced subsequent to December 31, 1999. See below for information on the refinanced mortgages.

On December 10, 1999, the Partnership refinanced the mortgage encumbering Cherry Creek Gardens Apartments. The refinancing replaced indebtedness of approximately $7,320,000 with a new mortgage in the amount of $12,415,000. The new mortgage carries a stated interest rate of 7.99%. Interest on the old mortgage was 8.63%. Payments on the mortgage loan are due on the first day of each month beginning on February 1, 2000 until the loan matures on January 1, 2020. The Partnership received net proceeds from this refinancing in the aggregate amount of approximately $4,829,000 of which approximately $4,810,000 was paid as a distribution to the partners subsequent to December 31, 1999. In addition, the Partnership was required to establish a repair escrow of $110,000 with the lender for certain capital replacements. Total capitalized loan costs were approximately $92,000 at December 31, 1999.

On January 28, 2000, the Partnership refinanced the mortgage encumbering Village in the Woods Apartments. The refinancing replaced indebtedness of approximately $14,421,000 with a new mortgage in the amount of $14,500,000. The new mortgage carries a stated interest rate of 8.56%. The refinanced mortgage was a zero coupon note which was discounted at an effective interest rate of 10.247%. Payments on the mortgage loan are due on the first day of each month until the loan matures on February 1, 2020. The Partnership did not receive any net proceeds from this refinancing due to payoff of the old mortgage and loan costs.

On February 15, 2000, the Partnership refinanced the first and second mortgages encumbering Cooper's Pond Apartments. The refinancing replaced indebtedness of approximately $7,522,000 with a new mortgage in the amount of $8,300,000. The new mortgage carries a stated interest rate of 8.47%. Interest on the refinanced mortgages were 8.00% and 8.5%. Payments on the mortgage loan are due on the first day of each month until the loan matures on March 1, 2020. The Partnership received net proceeds from this refinancing in the aggregate amount of approximately $653,000. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $115,000 due to the write-off of unamortized loan costs and a prepayment penalty in the first quarter of 2000.

Schedule of Rental Rates and Occupancy:

Average annual rental rate and occupancy for 1999 and 1998 for each property:

                                     Average Annual             Average Annual
                                      Rental Rate                 Occupancy
                                       (per unit)
Property                            1999         1998         1999         1998
Cherry Creek Gardens              $ 9,595      $ 9,138         97%          96%
Creekside                           7,277        6,770         98%          97%
The Lodge                           6,738        6,300         98%          97%
The Village in the Woods            7,391        7,103         92%          95%
Cooper's Pond                       5,940        5,668         96%          96%

The Managing General Partner attributes the decrease in occupancy at The Village in the Woods to an increase in home purchases and to a fire that occurred in November 1999 that damaged 16 units. As of December 31, 1999, the repairs are in process and will be completed in 2000.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other apartment complexes in the area. The Managing General Partner believes that all of the properties are adequately insured. The multi-family residential properties' lease terms are for one year or less. No residential tenant leases 10% or more of the available rental space. All of the properties are in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Real Estate Taxes and Rates:

Real estate taxes and rates in 1999 for each property were:

                                      1999            1999
                                    Billing           Rate
                                 (in thousands)

Cherry Creek Gardens                  $121            8.26%
Creekside                               73            6.55%
The Lodge                               76            6.55%
The Village in the Woods               375            2.73%
Cooper's Pond                          193            2.45%

Capital Improvements:

Cherry Creek Gardens Apartments

During the year ended December 31, 1999, the Partnership completed approximately $288,000 of capital improvements at the property, consisting primarily of vinyl and carpet replacement, air conditioning unit replacement, electrical upgrades, swimming pool upgrades, parking lot improvements, fencing, recreational facility improvements, structural improvements and plumbing upgrades. These improvements were funded from Partnership reserves and operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $88,800. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Creekside Apartments

During the year ended December 31, 1999, the Partnership completed approximately $644,000 of capital improvements at the property, consisting primarily of roof replacement, carpet and vinyl replacement, equipment purchases, parking lot improvements, plumbing upgrades and appliance replacements. These improvements were funded from Partnership reserves and operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $98,400. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Lodge Apartments

During the year ended December 31, 1999, the Partnership completed approximately $359,000 of capital improvements at the property, consisting primarily of carpet and vinyl replacement, major landscaping, parking lot and swimming pool improvements, plumbing upgrades and structural improvements. These improvements were funded from Partnership reserves and operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $112,800. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Village in the Woods Apartments

During the year ended December 31, 1999, the Partnership completed approximately $478,000 of capital improvements at the property, consisting primarily of carpet and vinyl replacement, lighting improvements, parking lot improvements, roof replacement, electrical upgrades, and structural improvements. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $159,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Cooper's Pond Apartments

During the year ended December 31, 1999, the Partnership completed approximately $580,000 of capital improvements at the property, consisting primarily of carpet and vinyl replacement, appliance replacements, parking lot and swimming pool improvements, roof replacement, structural improvements, and major landscaping. These improvements were funded from Partnership reserves and operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $138,900. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Item 3.     Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Item 7. Financial Statements, Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

The unit holders of the Registrant did not vote on any matter during the quarter ended December 31, 1999.

                                     PART II

Item 5. Market for the Partnership's Common Equity and Related Security Holder Matters

The Partnership, a publicly held limited partnership, sold 75,000 Limited Partnership Units aggregating $75,000,000 during its offering period. The Partnership currently has 75,000 Units outstanding and 3,953 Limited Partners of record. Affiliates of the Managing General Partner owned 41,479 Units or 55.305% at December 31, 1999. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 1998 and 1999, as well as for the subsequent period from January 1, 2000 to February 29, 2000:

                                                Distributions
                                                           Per Limited
                                        Aggregate        Partnership Unit
                                      (in thousands)
       01/01/98 - 12/31/98             $ 5,329 (1)            $65.28
       01/01/99 - 12/31/99               5,770 (2)             68.76
       01/01/00 - 02/29/00               6,000 (3)             76.84

(1) Consists of approximately $3,329,000 of cash from operations and approximately $2,000,000 of cash proceeds from the refinancing of the mortgage loans encumbering Creekside and The Lodge Apartments in August 1998 (see "Item 6" for further details).

(2) Consists of approximately $5,081,000 of cash from operations and approximately $689,000 of cash proceeds from the refinancing of the mortgage loans encumbering Creekside and The Lodge Apartments in August 1998 (see "Item 6" for further details).

(3) Consists of approximately $1,190,000 of cash from operations and approximately $4,810,000 of cash proceeds from the refinancing of the mortgage loan encumbering Cherry Creek Apartments in December 1999 (see "Item 6" for further details).

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and/or property sales. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit further distributions to its partners in the year 2000 or subsequent periods.

Several tender offers were made by various parties, including affiliates of the Managing General Partner, during the years ended December 31, 1999 and 1998. As a result of these and prior tender offers, AIMCO and its affiliates currently own 41,479 limited partnership units in the Partnership representing 55.305% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Item 6.     Management's Discussion and Analysis or Plan of Operation

The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership realized net income for the year ended December 31, 1999 of approximately $2,168,000 as compared to net income of approximately $1,423,000 for the corresponding period of 1998. The increase in net income was primarily due to an increase in total revenues, a decrease in total expenses, and the recognition of an extraordinary loss on the early extinguishment of debt recognized in 1998. Total revenues increased primarily due to an increase in rental income and, to a lessor extent, other income. The increase in rental income was primarily due to an increase in average rental rates at all of the Partnership's investment properties and, to a lessor extent, increased occupancy at Cherry Creek Gardens Apartments, Creekside Apartments, and The Lodge Apartments. These increases were partially offset by decreased occupancy at Village in the Woods Apartments as well as increased concession costs and bad debt expense at Village in the Woods Apartments. The increase in other income is due primarily to increased income from tenant charges which was partially offset by a decrease in interest income due to lower average cash balances in interest bearing accounts.

Total expenses decreased primarily due to decreased operating expenses which was offset by increases in general and administrative expenses, depreciation expense and interest expense. The decrease in operating expenses was primarily due to a decrease in maintenance expenses due to fewer repair and maintenance projects at the Partnership's investment properties and decreased insurance expense due to lower rates provided by a new insurance carrier late in 1998 at most of the Partnership's properties. In addition, there was a loss on disposal of assets included in operating expenses in 1998 that resulted from the write-off of roofs at Village in the Woods Apartments which were not fully depreciated at the time of their replacement in 1998. The increase in general and administrative expenses resulted primarily from an increase in legal expenses due to the settlement of a lawsuit as previously disclosed in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998, and an increase in professional fees. Included in general and administrative expenses at both December 31, 1999 and 1998 are reimbursements to the General Partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly communications with investors and regulatory agencies required by the Partnership Agreement are included. Depreciation expense increased due to property improvements and replacements put into service during the last twelve months. Interest expense increased primarily due to the increasing mortgage balance at Village in the Woods Apartments due to amortization of the debt discount on the zero-coupon mortgage encumbering the property. The extraordinary loss on the early extinguishment of debt in 1998 related to the refinancing of mortgages at Creekside Apartments and The Lodge Apartments in August of 1998.

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping on a prospective basis. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the Managing General Partner. The effect of the change in 1999 was to increase net income by approximately $123,000 ($1.44 per limited partnership unit). The cumulative effect, had this change been applied to prior periods, is not material. The accounting principle change will not have an effect on cash flow, funds available for distribution or fees payable to the Managing General Partner and affiliates.

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

Liquidity and Capital Resources

At December 31, 1999, the Partnership had cash and cash equivalents of approximately $7,097,000 compared to approximately $4,031,000 at December 31, 1998. The increase in cash and cash equivalents of approximately $3,066,000 from the Partnership's year ended December 31, 1999 is due to approximately $5,887,000 of cash provided by operating activities, which was partially offset by approximately $1,531,000 of cash used in investing activities and approximately $1,290,000 of cash used in financing activities. Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from escrow accounts maintained by the mortgage lenders. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Partnership's properties, the payoff of the previous mortgage encumbering Cherry Creek Apartments, loan costs paid and distributions to partners which was partially offset by the proceeds from the debt refinancing of Cherry Creek Apartments. The Partnership invests its working capital reserves in money market accounts.

On December 10, 1999, the Partnership refinanced the mortgage encumbering Cherry Creek Gardens Apartments. The refinancing replaced indebtedness of approximately $7,320,000 with a new mortgage in the amount of $12,415,000. The new mortgage carries a stated rate of 7.99%. Interest on the old mortgage was 8.63%. Payments on the mortgage loan are due on the first day of each month until the loan matures on January 1, 2020. The Partnership received net proceeds from this refinancing in the aggregate amount of approximately $4,829,000 of which approximately $4,810,000 was paid as a distribution to the partners subsequent to December 31, 1999. In addition, the Partnership was required to establish a repair escrow of $110,000 with the lender for certain capital replacements. Total capitalized loan costs were approximately $92,000 at December 31, 1999.

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

On January 28, 2000, the Partnership refinanced the mortgage encumbering The Village in the Woods Apartments. The refinancing replaced indebtedness of approximately $14,421,000 with a new mortgage in the amount of $14,500,000. The new mortgage carries a stated interest rate of 8.56%. The refinanced mortgage was a zero coupon note which was discounted at an effective interest rate of 10.247%. Payments on the mortgage loan are due on the first day of each month until the loan matures on February 1, 2020. The Partnership did not receive any net proceeds from this refinancing due to payoff of the old mortgage and loan costs.

On February 15, 2000, the Partnership refinanced the first and second mortgages encumbering Cooper's Pond Apartments. The refinancing replaced indebtedness of approximately $7,522,000 with a new mortgage in the amount of $8,300,000. The new mortgage carries a stated interest rate of 8.47%. Interest on the refinanced mortgage were 8.00% and 8.5%. Payments on the mortgage loan are due on the first day of each month until the loan matures on March 1, 2020. The Partnership received net proceeds from this refinancing in the aggregate amount of approximately $653,000. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $115,000 due to the write-off of unamortized loan costs and a prepayment penalty in the first quarter of 2000.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of the properties for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $597,900. Additional improvements may be considered and will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties. The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. At December 31, 1999, the mortgage indebtedness of approximately $47,777,000, net of discount, is amortized over varying periods with maturity dates ranging from July 1999 at Cooper's Pond Apartments (see discussion above for information on the refinancing of this debt subsequent to December 31, 1999) to January 2020 at Cherry Creek Gardens Apartments. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

During the year ended December 31, 1999, the Partnership paid distributions of approximately $5,770,000 (approximately $5,157,000 to the limited partners or $68.76 per limited partnership unit) to its partners. The distributions consisted of approximately $5,081,000 (approximately $4,482,000 to the limited partners or $59.76 per limited partnership unit) from operations and approximately $689,000 (approximately $675,000 to the limited partners or $9.00 per limited partnership unit) from the proceeds of the refinancing of the mortgage loans encumbering Creekside Apartments and The Lodge Apartments in August 1998. Subsequent to December 31, 1999, the Partnership declared and paid a distribution of approximately $6,000,000 (approximately $5,763,000 to the limited partners or $76.84 per limited partnership unit) to its partners. The distribution consisted of approximately $1,190,000 (approximately $1,049,000 to the limited partners or $13.99 per limited partnership unit) from operations and approximately $4,810,000 (approximately $4,714,000 to the limited partners or $62.85 per limited partnership unit) from the proceeds of the refinancing of the mortgage loan encumbering Cherry Creek Apartments in December 1999. Cash distributions of approximately $5,329,000 (approximately $4,896,000 to the limited partners or $65.28 per limited partnership unit) were paid during the year ended December 31, 1998. The distributions consisted of approximately
$3,329,000 (approximately $2,936,000 to the limited partners or $39.15 per limited partnership unit) from operations and approximately $2,000,000 (approximately $1,960,000 to the limited partners or $26.13 per limited partnership unit) from the proceeds of refinancing of the mortgage loans encumbering Creekside Apartments and The Lodge Apartments in August 1998. Future cash distributions will depend on the levels of net cash generated from operations, the availabilty of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital improvements, to permit further distributions to its partners in the year 2000 or subsequent periods.

Tender Offer

Several tender offers were made by various parties, including affiliates of the Managing General Partner, during the years ended December 31, 1999 and 1998. As a result of these and prior tender offers, AIMCO and its affiliates currently own 41,479 limited partnership units in the Partnership representing 55.305% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Year 2000 Compliance

General Description

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the Managing General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the Managing Agent's computer programs or hardware that had date-sensitive software or embedded chips might have recognized a date using "00" as the year 1900 rather than the year 2000. This could have resulted in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Computer Hardware, Software and Operating Equipment

In 1999, the Managing Agent completed all phases of its Year 2000 program by completing the replacement and repair of any hardware or software system or operating equipment that was not yet Year 2000 compliant. The Managing Agent's hardware and software systems and its operating equipment are now Year 2000 compliant. No material failure or erroneous results have occurred in the Managing Agent's computer applications related to the failure to reference the Year 2000 to date.

Third Parties

To date, the Managing Agent is not aware of any significant supplier or subcontractor (external agent) or financial institution of the Partnership that has a Year 2000 issue that would have a material impact on the Partnership's results of operations, liquidity or capital resources. However, the Managing Agent has no means of ensuring or determining the Year 2000 compliance of external agents. At this time, the Managing Agent does not believe that a Year 2000 issue of any non-compliant external agent will have a material impact on the Partnership's financial position or results of operations.

Costs

The total cost of the Managing Agent's Year 2000 project was approximately $3.2 million and was funded from operating cash flows.

Risks Associated with the Year 2000

The Managing Agent completed all necessary phases of its Year 2000 program in 1999, and did not experience system or equipment malfunctions related to a failure to reference the Year 2000. The Managing Agent or Partnership have not been materially adversely effected by disruptions in the economy generally resulting from the Year 2000 issue.

At this time, the Managing Agent does not believe that the Partnership's businesses, results of operations or financial condition will be materially adversely effected by the Year 2000 issue.

Contingency Plans Associated with the Year 2000

The Managing Agent has not had to implement contingency plans such as manual workarounds or selecting new relationships for its banking or elevator operation activities in order to avoid the Year 2000 issue.

Item 7.   Financial Statements

CENTURY PROPERTIES FUND XVII

LIST OF FINANCIAL STATEMENTS

          Report of Ernst & Young LLP, Independent Auditors

          Consolidated Balance Sheet - December 31, 1999

          Consolidated Statements of Operations - Years ended December 31, 1999 and 1998

          Consolidated Statements of Changes in Partners' (Deficit) Capital - Years ended December 31, 1999 and 1998

          Consolidated Statements of Cash Flows - Years ended December 31, 1999 and 1998

          Notes to Consolidated Financial Statements

                 Report of Ernst & Young LLP, Independent Auditors

The Partners
Century Properties Fund XVII

We have audited the accompanying consolidated balance sheet of Century Properties Fund XVII as of December 31, 1999, and the related consolidated statements of operations, changes in partners' (deficit) capital and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Properties Fund XVII at December 31, 1999, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

As discussed in Note J to the consolidated financial statements, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping effective January 1, 1999.

                                                            /s/ERNST & YOUNG LLP

Greenville, South Carolina
February 25, 2000

                          CENTURY PROPERTIES FUND XVII

                           CONSOLIDATED BALANCE SHEET

                        (in thousands, except unit data)

                                December 31, 1999

Assets
   Cash and cash equivalents                                                $  7,097
   Receivables and deposits                                                    1,311
   Restricted escrows                                                            463
   Other assets                                                                  477
   Investment properties (Notes C and F):
      Land                                                    $  7,078
      Buildings and related personal property                   63,455
                                                                70,533

      Less accumulated depreciation                            (35,320)       35,213

                                                                            $ 44,561

Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                                          $   252
   Tenant security deposit liabilities                                           308
   Accrued property taxes                                                        612
   Other liabilities                                                             323
   Mortgage notes payable (Note C)                                            47,777

Partners' (Deficit) Capital
   General partner                                            $ (8,023)
   Limited partners (75,000 units issued and
      outstanding)                                               3,312        (4,711)

                                                                            $ 44,561

           See Accompanying Notes to Consolidated Financial Statements

                          CENTURY PROPERTIES FUND XVII

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                          (in thousands, except unit data)

                                                           Years Ended December 31,
                                                              1999         1998
Revenues:
   Rental income                                             $13,650      $13,051
   Other income                                                  779          744
      Total revenues                                          14,429       13,795

Expenses:
   Operating                                                   4,913        5,295
   General and administrative                                    358          282
   Depreciation                                                2,611        2,418
   Interest                                                    3,573        3,490
   Property taxes                                                806          791
      Total expenses                                          12,261       12,276

Income before extraordinary loss                               2,168        1,519
Extraordinary loss on early extinguishment of debt
   (Note C)                                                      (--)         (96)

Net income (Note D)                                          $ 2,168      $ 1,423

Net income allocated to general partner (11.8%)               $  256        $ 168
Net income allocated to limited partners (88.2%)               1,912        1,255
                                                             $ 2,168      $ 1,423
Per limited partnership unit:

Income before extraordinary loss                             $ 25.49      $ 17.86
Extraordinary loss                                                --        (1.13)

Net income                                                   $ 25.49      $ 16.73

Distributions per limited partnership unit                   $ 68.76      $ 65.28

           See Accompanying Notes to Consolidated Financial Statements

                          CENTURY PROPERTIES FUND XVII

         CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                          (in thousands, except unit data)

                                       Limited
                                      Partnership    General    Limited
                                         Units       Partner    Partners     Total

Original capital contributions          75,000        $   --    $75,000     $75,000

Partners' (deficit) capital at
   December 31, 1997                    75,000       $(7,401)    $10,198     $2,797

Distributions to partners                   --          (433)    (4,896)     (5,329)

Net income for the year ended
   December 31, 1998                        --           168      1,255       1,423

Partners' (deficit) capital at
   December 31, 1998                    75,000        (7,666)     6,557      (1,109)

Distributions to partners                   --          (613)    (5,157)     (5,770)

Net income for the year ended
   December 31, 1999                        --           256      1,912       2,168

Partners' (deficit) capital at
   December 31, 1999                    75,000       $(8,023)   $ 3,312     $(4,711)

           See Accompanying Notes to Consolidated Financial Statements

                          CENTURY PROPERTIES FUND XVII

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (in thousands)

                                                             Years Ended December 31,
                                                                1999          1998
Cash flows from operating activities:
  Net income                                                   $ 2,168      $  1,423
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                                2,611         2,418
     Amortization of loan costs and debt discounts               1,420         1,309
     Extraordinary loss on debt refinancing                         --            96
     Loss on disposal of property                                   --            36
     Change in accounts:
      Receivables and deposits                                    (279)            3
      Other assets                                                 (53)           51
      Accounts payable                                              110          (64)
      Tenant security deposit liabilities                           34            10
      Accrued property taxes                                       (66)           88
      Other liabilities                                            (58)           31

        Net cash provided by operating activities                5,887         5,401

Cash flows from investing activities:
  Property improvements and replacements                        (2,349)       (2,111)
  Net withdrawals from (deposits to) restricted escrows            818          (329)

        Net cash used in investing activities                   (1,531)       (2,440)

Cash flows from financing activities:
  Payments on mortgage notes payable                              (409)         (409)
  Payoff of mortgage note payable                               (7,320)      (10,684)
  Proceeds from mortgage note payable                           12,415        13,700
  Loan costs paid                                                 (206)         (219)
  Distributions to partners                                     (5,770)       (5,329)

        Net cash used in financing activities                   (1,290)       (2,941)

Net increase in cash and cash equivalents                      $ 3,066        $   20

Cash and cash equivalents at beginning of period                 4,031         4,011

Cash and cash equivalents at end of period                     $ 7,097       $ 4,031

Supplemental disclosure of cash flow information:
  Cash paid for interest                                       $ 2,213       $ 2,181

           See Accompanying Notes to Consolidated Financial Statements

                          CENTURY PROPERTIES FUND XVII

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1999

Note A - Organization and Significant Accounting Policies

Organization: Century Properties Fund XVII (the "Partnership" or the "Registrant") is a California limited partnership organized in November 1981 to acquire and operate residential apartment complexes. The Partnership currently owns five residential apartment complexes of which three are located in Colorado, and one each in Florida and Texas. Fox Partners, a California general partnership, is the general partner of the Partnership. The general partners of Fox Partners are Fox Capital Management Corporation (the "Managing General Partner"), Fox Realty Investors ("FRI"), and Fox Partners 82. NPI Equity Investments II, Inc., a Florida corporation ("NPI Equity"), is the general partner of FRI. On February 26, 1999, Insignia Properties Trust ("IPT") which was the sole shareholder of both FCMC and NPI Equity, merged into Apartment Investment and Management Company ("AIMCO"). See "Note B - Transfer of Control". The Partnership Agreement provides that the Partnership is to terminate on December 31, 2006 unless terminated prior to such date.

Principles of Consolidation: The financial statements include all the accounts of the Partnership and Apartment CCG 17, L.P., which owns Cherry Creek Apartments, Apartment Creek 17, LLC, which owns Creekside Apartments and Apartment Lodge 17, LLC, which owns The Lodge Apartments, entities. The
Partnership ultimately holds 100% interest in each of the entities. All intra-entity balances have been eliminated.

The financial statements include all the accounts of the Partnership and its wholly owned partnerships.

Allocation of Profits, Gains and Losses: Profits, gains and losses of the Partnership are allocated between the general partner and limited partners in accordance with the provision of the Partnership Agreement.

The general partner is entitled to receive, as a management incentive, an allocation of ten percent of the net income and net loss, taxable income and taxable loss, and cash available for distribution distributed to the partners.

After payment of the management incentive, net income (including that arising from the occurrence of sales or dispositions) and net loss of the Partnership and taxable income (loss) are allocated 98% to the limited partners and 2% to the general partner.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the apartment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used (1) for real property over 15 years for additions prior to March 16, 1984, 18 years for additions after March 15, 1984 and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987, and (2) for personal property over 5 years for additions prior to January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property over 27 1/2 years and (2) personal property additions over 5 years.

Effective January 1, 1999 the Partnership changed its method of accounting to capitalize the costs of exterior painting and major landscaping (Note J).

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Restricted Escrows:

      Reserve Account: A general reserve account was established in 1998 with the refinancing proceeds for Creekside Apartments and The Lodge Apartments and in 1999 with the refinancing proceeds from Cherry Creek Apartments. These funds were established to cover necessary repairs and replacements of existing improvements, assurance of completion and payment of real property taxes and insurance premiums. The reserve account balance at December 31, 1999, is approximately $348,000 which includes interest.

      Replacement Reserve: A replacement reserve account was established in 1998 with the refinancing proceeds for Creekside Apartments and The Lodge Apartments. These funds were established to complete listed repairs and replacements. There is also a reserve balance at Cooper's Pond from an earlier refinancing. The remaining funds in the replacement reserve at Creekside Apartments were withdrawn in 1999. The reserve account balance at December 31, 1999 is approximately $115,000 which includes interest.

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

Loan Costs: Loan costs of approximately $688,000, less accumulated amortization of approximately $317,000, are included in other assets in the accompanying consolidated balance sheet and are being amortized on a straight-line basis over the lives of the related loans.

Amortization of loan costs is included in interest expense in the accompanying consolidated statements of operations.

Investment Properties: Investment properties consist of five apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of these assets. For the years ended December 31, 1999 and 1998, no adjustments for impairment of value were necessary.

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

Segment Reporting: SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. (See "Note H" for required disclosure).

Advertising Costs: Advertising costs of approximately $292,000 and $318,000 for the years ended December 31, 1999 and 1998, respectively, are charged to operating expense in the accompanying consolidated statements of operations.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note B - Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and IPT merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the Managing General Partner. The Managing General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Note C - Mortgage Notes Payable

The principle terms of mortgage notes payable are as follows:

                              Principal    Monthly                           Principal
                             Balance At    Payment     Stated                 Balance
                            December 31,  Including   Interest  Maturity      Due At
         Property               1999       Interest     Rate      Date       Maturity
                                 (in thousands)                           (in thousands)

Cherry Creek Gardens           $12,415      $ 104      7.99%    01/01/20       $   --
Creekside                        6,407         41      6.43%    09/01/08        5,501
The Lodge                        7,098         45      6.43%    09/01/08        6,093
The Village in the
  Woods (2)                     14,421         (1)      (1)     01/24/00       14,421
Cooper's Pond
  1st mortgage (2)               3,395         30      8.00%    07/01/99        3,439
  2nd mortgage (2)               4,134         29      8.50%    07/01/05        4,134
                                47,870      $ 249                             $33,588
Mortgage discount                  (93)
                               $47,777

(1)  Zero coupon note; discounted at an effective interest rate of 10.247%

(2) Mortgage was refinanced subsequent to December 31, 1999. See below for information on the refinanced mortgages.

On February 15, 2000, the Partnership refinanced the mortgage encumbering Cooper's Pond Apartments. On January 28, 2000, the Partnership refinanced the mortgage encumbering Village in the Woods Apartments (see "Note K" for further information on these refinancings).

On December 10, 1999, the Partnership refinanced the mortgage encumbering Cherry Creek Gardens Apartments. The refinancing replaced indebtedness of approximately $7,320,000 with a new mortgage in the amount of $12,415,000. The new mortgage carries a stated interest rate of 7.99%. Interest on the old mortgage was 8.63%. Payments on the mortgage loan are due on the first day of each month beginning on February 1, 2000 until the loan matures on January 1, 2020. The Partnership received net proceeds from this refinancing in the aggregate amount of approximately $4,829,000 of which approximately $4,810,000 was paid as a distribution to the partners subsequent to December 31, 1999. In addition, the Partnership was required to establish a repair escrow of $110,000 with the lender for certain capital replacements. Total capitalized loan costs were approximately $92,000 at December 31, 1999.

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

Scheduled principal payments on the mortgage notes payable subsequent to December 31, 1999 are as follows (dollar amounts in thousands):

                            2000               $18,225
                            2001                   462
                            2002                   497
                            2003                   535
                            2004                   576
                         Thereafter             27,575
                                               $47,870

Included in the 2000 payments is the December 31, 1999 outstanding loan balance on the Cooper's Pond notes payable, as it matured in July 1999. The loan was not in default due to the maturity date extension granted by the lender while the Managing General Partner negotiated refinancing of the loan. Subsequent to December 31, 1999, the first mortgage note encumbering Cooper's Pond was refinanced with a new maturity date of March 1, 2020 (see "Note K").

Note D - Income Taxes

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership.

The following is a reconciliation of reported net income and Federal taxable income:

                                            1999              1998
                                       (in thousands, except unit data)
Net income as reported                     $ 2,168           $ 1,423
Add (deduct):
  Depreciation differences                   1,594               919
  Amortization of discount                   1,335             1,201
  Miscellaneous                                  5               345
Federal taxable income                     $ 5,102           $ 3,888

Federal taxable income per limited
  partnership unit                         $ 60.00           $ 45.72


The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

Net liabilities as reported                 $ (4,711)
Land and Buildings                             7,933
Accumulated Depreciation                     (27,210)
Syndication and Distribution Costs             9,319
Amortization of discount on
  notes payable                                  (93)
Original issue discount                       10,653
Other                                           (278)
Net liabilities - Federal tax basis         $ (4,387)


Note E - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as the reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following payments were made to the Managing General Partner and affiliates during the years ended December 31, 1999 and 1998.

                                                       1999       1998
                                                       (in thousands)
        Property management fees (included in
          operating expenses)                          $721       $680
        Reimbursement for services of affiliates
          (included in investment properties,
          general and administrative expense and
          operating expense)                            216        215
        Partnership management fee (included in         508        333
          general partner distributions)

During the years ended December 31, 1999 and 1998, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $721,000 and $680,000 for the years ended December 31, 1999 and 1998, respectively.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $216,000 and $215,000 for the years ended December 31, 1999 and 1998, respectively. Included in this expense is approximately $54,000 and $61,000 in construction oversight costs for the years ended December 31, 1999 and 1998, respectively.

Pursuant to the Partnership Agreement for managing the affairs of the Partnership, the general partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. Approximately $508,000 and $333,000 in Partnership management fees were paid along with the distributions from operations made during the year ended December 31, 1999 and 1998, respectively.

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

Several tender offers were made by various parties, including affiliates of the Managing General Partner, during the years ended December 31, 1999 and 1998. As a result of these, and prior tender offers, AIMCO and its affiliates currently own 41,479 limited partnership units in the Partnership representing 55.305% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Note F - Real Estate and Accumulated Depreciation

                                                  Initial Cost
                                                 To Partnership
                                                 (in thousands)
                                                                            Cost
                                                         Buildings      Capitalized
                                                        and Related      (Removed)
                                                          Personal     Subsequent to
Description                  Encumbrances      Land       Property      Acquisition
                            (in thousands)                            (in thousands)
Cherry Creek Gardens            $12,415      $ 1,320      $11,879         $ 2,059
Creekside                         6,407        1,366        7,307           2,700
The Lodge                         7,098        1,575        8,580           2,805
The Village in the Woods         14,421        2,852       20,915          (8,169)
Cooper's Pond                     7,529        1,476       12,505           1,363

Total                           $47,870      $ 8,589      $61,186          $  758


                   Gross Amount At Which
                          Carried
                    At December 31, 1999
                       (in thousands)
                         Buildings
                        And Related                         Year of
                         Personal             Accumulated   Constru-    Date    Depreciable
Description      Land    Property    Total    Depreciation    tion    Acquired  Life-Years
                                             (in thousands)
Cherry Creek    $ 1,320   $13,938   $15,258     $ 7,970       1979      09/82    5-30 yrs
  Gardens
Creekside         1,366    10,006    11,372       5,306       1974      10/82    5-30 yrs
The Lodge         1,577    11,382    12,959       6,254       1974      10/82    5-30 yrs
Village in        1,500    14,099    15,599       7,578       1983      10/82    5-30 yrs
  the Woods
Cooper's Pond     1,315    14,030    15,345       8,212     1979-1981   03/83    5-30 yrs

Total             7,078   $63,455   $70,533     $35,320


Reconciliation of "Real Estate and Accumulated Depreciation":


                                                Years Ended December 31,
                                                  1999            1998
Real Estate                                          (in thousands)
Balance at beginning of year                    $68,184          $66,141
    Property improvements                         2,349            2,111
    Disposals of property                            --              (68)
Balance at end of year                          $70,533          $68,184

Accumulated Depreciation
Balance at beginning of year                    $32,709          $30,323
    Additions charged to expense                  2,611            2,418
    Disposals on property                            --              (32)
Balance at end of year                          $35,320          $32,709

The aggregate cost of the real estate for Federal income tax purposes at December 31, 1999 and 1998 is approximately $78,466,000 and $76,116,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 1999 and 1998, is approximately $62,530,000 and $61,513,000, respectively.

Note G - Distributions to Partners

During the year ended December 31, 1999, the Partnership paid distributions of approximately $5,770,000 (approximately $5,157,000 to the limited partners or $68.76 per limited partnership unit) to its partners. The distributions consisted of approximately $5,081,000 (approximately $4,482,000 to the limited partners or $59.76 per limited partnership unit) from operations and approximately $689,000 (approximately $675,000 to the limited partners or $9.00 per limited partnership unit) from the proceeds of the refinancing of the mortgage loans encumbering Creekside Apartments and The Lodge Apartments in August 1998. Subsequent to December 31, 1999, the Partnership declared and paid a distribution of approximately $6,000,000 (approximately $5,763,000 to the limited partners or $76.84 per limited partnership unit) to its partners. The distribution consisted of approximately $1,190,000 (approximately $1,049,000 to the limited partners or $13.99 per limited partnership unit) from operations and approximately $4,810,000 (approximately $4,714,000 to the limited partners or $62.85 per limited partnership unit) from the proceeds of the refinancing of the mortgage loan encumbering Cherry Creek Apartments in December 1999. Cash distributions of approximately $5,329,000 (approximately $4,896,000 to the limited partners or $65.28 per limited partnership unit) were paid during the year ended December 31, 1998. The distributions consisted of approximately
$3,329,000 (approximately $2,936,000 to the limited partners or $39.15 per limited partnership unit) from operations and approximately $2,000,000 (approximately $1,960,000 to the limited partners or $26.13 per limited partnership unit) from the proceeds of refinancing of the mortgage loans encumbering Creekside Apartments and The Lodge Apartments in August 1998.

Note H - Segment Reporting

The Partnership has one reportable segment: residential properties. The Partnership's residential property segment consists of five apartment complexes, three of which are located in Colorado, and one each in Florida and Texas. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

The Partnership evaluates performance based on segment profit (loss) before depreciation. The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies.

The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the years ended December 31, 1999 and 1998 is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.

1999                                   Residential    Other       Totals

Rental income                            $13,650       $  --     $13,650
Other income                                 743          36         779
Interest expense                           3,573          --       3,573
Depreciation                               2,611          --       2,611
General and administrative expense            --         358         358
Segment profit (loss)                      2,490        (322)      2,168
Total assets                              39,099       5,462      44,561
Capital expenditures for
  investment properties                    2,349          --       2,349

1998                                   Residential    Other       Totals

Rental income                            $13,051       $  --     $13,051
Other income                                 633         111         744
Interest expense                           3,490          --       3,490
Depreciation                               2,418          --       2,418
General and administrative expense            --         282         282
Extraordinary loss on early
  extinguishment of debt                     (96)         --         (96)
Segment profit (loss)                      1,593        (170)      1,423
Total assets                              41,361         761      42,122
Capital expenditures for
  investment properties                    2,111          --       2,111

Note I - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Note J - Change in Accounting Principle

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping on a prospective basis. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the Managing General Partner. The effect of the change in 1999 was to increase net income by approximately $123,000 ($1.44 per limited partnership unit). The cumulative effect, had this change been applied to prior periods, is not material. The accounting principle change will not have an effect on cash flow, funds available for distribution or fees payable to the Managing General Partner and affiliates.

Note K - Subsequent Events

On January 28, 2000, the Partnership refinanced the mortgage encumbering Village in the Woods Apartments. The refinancing replaced indebtedness of approximately $14,421,000 with a new mortgage in the amount of $14,500,000. The new mortgage carries a stated interest rate of 8.56%. The refinanced mortgage was a zero coupon note which was discounted at an effective interest rate of 10.247%. Payments on the mortgage loan are due on the first day of each month until the loan matures on February 1, 2020. The Partnership did not receive any net proceeds from this refinancing due to payoff of the old mortgage and loan costs.

On February 15, 2000, the Partnership refinanced the first and second mortgages encumbering Cooper's Pond Apartments. The refinancing replaced indebtedness of approximately $7,522,000 with a new mortgage in the amount of $8,300,000. The new mortgage carries a stated interest rate of 8.47%. Interest on the refinanced mortgage were 8.00% and 8.5%. Payments on the mortgage loan are due on the first day of each month until the loan matures on March 1, 2020. The Partnership received net proceeds from this refinancing in the aggregate amount of approximately $653,000. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $115,000 due to the write-off of unamortized loan costs and a prepayment penalty in the first quarter of 2000.

Item 8. Changes in and Disagreements with Accountant on Accounting and Financial Disclosures

        None.

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

      Name                 Age    Position

      Patrick J. Foye       42    Executive Vice President and Director

      Martha L. Long        40    Senior Vice President and Controller

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

Martha L. Long has been Senior Vice President and Controller of the Managing General Partner and AIMCO since October 1998, as a result of the acquisition of Insignia Financial Group, Inc. From June 1994 until January 1997, she was the Controller for Insignia, and was promoted to Senior Vice President - Finance and Controller in January 1997, retaining that title until October 1998. From 1988 to June 1994, Ms. Long was Senior Vice President and Controller for The First Savings Bank, FSB in Greenville, South Carolina.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Registrant under Rule 16a-3(e) during the Registrant's most recent fiscal year and Form 5 and amendments thereto furnished to the Registrant with respect to its most recent fiscal year, the Registrant is not aware of any director, officer, beneficial owner of more than ten percent of the units of limited partnership interest in the Registrant that failed to file on a timely basis, as disclosed in the above Forms, reports required by section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years except as follows:
AIMCO Properties, L.P. and its joint filers failed to timely file a Form 3 with respect to its acquisition of Units and AIMCO and its joint filers failed to timely file a Form 4 with respect to its acquisition of Units.

Item 10.    Executive Compensation

Neither the director nor the officers received any remuneration from the Partnership during the year ended December 31, 1999.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding limited partnership units of the Registrant owned by each person who is known by the Registrant to own beneficially or exercise voting or dispositive control over more than 5% of the Registrant's limited partnership units, by each of the directors and by all directors and executive officers of the Managing General Partner as a group as of December 31, 1999.

                                      Amount and nature of         %
      Name of Beneficial Owner          Beneficial Owner       of Units

      Insignia Properties, LP               25,833.50           34.445%
        (an affiliate of AIMCO)
      IPLP Acquisition I LLC                 3,369.50            4.493%
        (an affiliate of AIMCO)
      AIMCO Properties LP                   12,276.00           16.367%
        (an affiliate of AIMCO)

Insignia Properties LP and IPLP Acquisition I LLC are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, South Carolina 29602.

AIMCO Properties LP is indirectly ultimately controlled by AIMCO. Its business address is 2000 South Colorado Boulevard, Denver, Colorado 80222.

No director or officer of the Managing General Partner owns any Units. The general partner owns 100 Units as required by the terms of the Partnership Agreement governing the Partnership.

As a result of its ownership of 41,479 units, AIMCO could be in a position to influence all voting decision with respect to the Partnership. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, DeForest Ventures I L.P., from whom Insignia Properties, L.P. acquired its units, had agreed for the benefit of non-tendering unitholders, that it would vote its Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non tendering unit holders. Except for the foregoing, no other limitations are imposed on Insiginia Properties, L.P.'s right to vote each Unit acquired.

Item 12.    Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as the reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following payments were made to the Managing General Partner and affiliates during the years ended December 31, 1999 and 1998.

                                                      1999        1998
                                                       (in thousands)

       Property management fees                       $721        $680
       Reimbursement for services of affiliates        216         215
       Partnership management fee                      508         333

During the years ended December 31, 1999 and 1998, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $721,000 and $680,000 for the years ended December 31, 1999 and 1998, respectively.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $216,000 and $215,000 for the years ended December 31, 1999 and 1998, respectively. Included in this expense is approximately $54,000 and $61,000 in construction oversight costs for the years ended December 31, 1999 and 1998, respectively.

Pursuant to the Partnership Agreement for managing the affairs of the Partnership, the general partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. Approximately $508,000 and $333,000 in Partnership management fees were paid along with the distributions from operations made during the year ended December 31, 1999 and 1998, respectively.

In addition, the Partnership paid to an affiliate approximately $27,000 in loan costs related to the refinancing of mortgages at Creekside Apartments and The Lodge Apartments during the twelve months ended December 31, 1998. These loan costs are included in other assets and are amortized as interest expense over the terms of the loan agreements.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. The Partnership has no outstanding amounts due under this line of credit. Based on present plans, the Managing General Partner does not anticipate the need to borrow in the near future. Other than cash and cash equivalents, the line of credit is the Partnership's only unusual source of liquidity.

Several tender offers were made by various parties, including affiliates of the Managing General Partner, during the years ended December 31, 1999 and 1998. As a result of these and prior tender offers, AIMCO and its affiliates currently own 41,479 limited partnership units in the Partnership representing 55.305% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            Exhibit 18, Independent Accountants' Preferability Letter for Change in Accounting Principle, is filed as an exhibit to this report

            Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

      (b) Reports on Form 8-K filed during the fourth quarter of calendar year 1999:

            None.

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

/s/Patrick J. Foye      Executive Vice President      Date:
Patrick J. Foye         and Director

/s/Martha L. Long       Senior Vice President         Date:
Martha L. Long          and Controller

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

3.4 Agreement of Limited Partnership incorporated by reference to Exhibit A to the Prospectus of the Registrant dated March 29, 1982 and as thereafter supplemented contained in the Registrant's Registration Statement on Form S-11 (Reg. No. 2-75411).

16.1 Letter from the Registrant's former Independent Auditor dated April 27, 1994 incorporated by reference to Exhibit 10 to the Registrant's Current Report on Form 8-K dated April 22, 1994.

16.2 Letter dated November 10, 1998 from the Registrant's former independent accountant regarding its concurrence with the statements made by the Registrant; incorporated by reference to the Exhibit 16 to the Registrant's Current Report on Form 8-K dated November 10, 1998.

16.3 Multifamily Note dated December 7, 1999, by and between Apartment CCG 17, L.P., a California limited partnership, and GMAC Commercial Mortgage Corporation, a California Corporation.

16.4 Multifamily Note dated January 27, 2000, by and between Century Properties Fund XVII, a California limited partnership, and GMAC Commercial Mortgage Corporation, a California Corporation.

16.5 Multifamily Note dated February 11, 2000, by and between Century Properties Fund XVII, a California limited partnership, and GMAC Commercial Mortgage Corporation, a California Corporation.

18 Independent Accountants' Preferability Letter for Change in Accounting Principle.

27   Financial Data Schedule.

                                                                      Exhibit 18

February 7, 2000


Mr. Patrick J. Foye
Executive Vice President
Fox Capital Management Corporation
Managing General Partner of Century Properties Fund XVII
55 Beattie Place
P.O. Box 1089
Greenville, South Carolina 29602

Dear Mr. Foye:

Note J of Notes to the Consolidated Financial Statements of Century Properties Fund XVII included in its Form 10-KSB for the year ended December 31, 1999 describes a change in the method of accounting to capitalize exterior painting and major landscaping, which would have been expensed under the old policy. You have advised us that you believe that the change is to a preferable method in your circumstances because it provides a better matching of expenses with the related benefit of the expenditures and is consistent with policies currently being used by your industry and conforms to the policies of the Managing General Partner.

There are no authoritative criteria for determining a preferable method based on the particular circumstances; however, we conclude that the change in the method of accounting for exterior painting and major landscaping is to an acceptable alternative method which, based on your business judgment to make this change for the reasons cited above, is preferable in your circumstances.

                                                               Very truly yours,
                                                            /s/Ernst & Young LLP

                                                                    Exhibit 16.3
                                                        FHLMC Loan No. 002642786

                                MULTIFAMILY NOTE
                                  (MULTISTATE)

US $12,415,000.00                                       As of December 7, 1999


      FOR VALUE RECEIVED, the undersigned ("Borrower") jointly and severally (if more than one) promises to pay to the order of GMAC COMMERCIAL MORTGAGE CORPORATION, a California corporation, the principal sum of Twelve Million Four Hundred Fifteen Thousand and 00/100 Dollars (US $12,415,000.00), with interest on the unpaid principal balance at the annual rate of seven and ninety-nine hundredths percent (7.99%).

1. Defined Terms. As used in this Note, (i) the term "Lender" means the holder of this Note, and (ii) the term "Indebtedness" means the principal of, interest on, or any other amounts due at any time under, this Note, the Security Instrument or any other Loan Document, including prepayment premiums, late charges, default interest, and advances to protect the security of the Security Instrument under Section 12 of the Security Instrument. "Event of Default" and other capitalized terms used but not defined in this Note shall have the meanings given to such terms in the Security Instrument.

2. Address for Payment. All payments due under this Note shall be payable at 650 Dresher Road, P.O. Box 1015, Horsham, Pennsylvania 19044-8015, Attn: Servicing - Account Manager, or such other place as may be designated by written notice to Borrower from or on behalf of Lender.

3. Payment of Principal and Interest. Principal and interest shall be paid as follows:

(a) Unless disbursement of principal is made by Lender to Borrower on the first day of the month, interest for the period beginning on the date of disbursement and ending on and including the last day of the month in which such disbursement is made shall be payable simultaneously with the execution of this Note. Interest under this Note shall be computed on the basis of a 360-day year consisting of twelve 30-day months.

(b) Consecutive monthly installments of principal and interest, each in the amount of One Hundred Three Thousand Seven Hundred Sixty-Fixe and 78/100 Dollars (US $103,766.78), shall be payable on the first day of each month beginning on February 1, 2000, until the entire unpaid principal balance evidenced by this
Note is fully paid. Any accrued interest remaining past due for 30 days or more shall be added to and become part of the unpaid principal balance and shall bear interest at the rate or rates specified in this Note, and any reference below to "accrued interest" shall refer to accrued interest which has not become part of the unpaid principal balance. Any remaining principal and interest shall be due and payable on January 1, 2020 or on any earlier date on which the unpaid principal balance of this Note becomes due and payable, by acceleration or otherwise (the "Maturity Date"). The unpaid principal balance shall continue to bear interest after the Maturity Date at the Default Rate set forth in this Note until and including the date on which it is paid in full.

(c) Any regularly scheduled monthly installment of principal and interest that is received by Lender before the date it is due shall be deemed to have been received on the due date solely for the purpose of calculating interest due.

4. Application of Payments. If at any time Lender receives, from Borrower or otherwise, any amount applicable to the Indebtedness which is less than all amounts due and payable at such time, Lender may apply that payment to amounts then due and payable in any manner and in any order determined by Lender, in Lender's discretion. Borrower agrees that neither Lender's acceptance of a payment from Borrower in an amount that is less than all amounts then due and payable nor Lender's application of such payment shall constitute or be deemed to constitute either a waiver of the unpaid amounts or an accord and satisfaction.

5. Security. The Indebtedness is secured, among other things, by a multifamily mortgage, deed to secure debt or deed of trust dated as of the date of this Note (the "Security Instrument"), and reference is made to the Security Instrument for other rights of Lender as to collateral for the Indebtedness.

6. Acceleration. If an Event of Default has occurred and is continuing, the entire unpaid principal balance, any accrued interest, the prepayment premium payable under Paragraph 10, if any, and all other amounts payable under this Note and any other Loan Document shall at once become due and payable, at the option of Lender, without any prior notice to Borrower. Lender may exercise this option to accelerate regardless of any prior forbearance.

7. Late Charge. If any monthly amount payable under this Note or under the Security Instrument or any other Loan Document is not received by Lender within ten (10) days after the amount is due, Borrower shall pay to Lender, immediately and without demand by Lender, a late charge equal to five percent (5%) of such amount. Borrower acknowledges that its failure to make timely payments will cause Lender to incur additional expenses in servicing and processing the loan evidenced by this Note (the "Loan"), and that it is extremely difficult and impractical to determine those additional expenses. Borrower agrees that the late charge payable pursuant to this Paragraph represents a fair and reasonable estimate, taking into account all circumstances existing on the date of this Note, of the additional expenses Lender will incur by reason of such late payment. The late charge is payable in addition to, and not in lieu of, any interest payable at the Default Rate pursuant to Paragraph 8.

8. Default Rate. So long as (a) any monthly installment under this Note remains past due for 30 days or more, or (b) any other Event of Default has occurred and is continuing, interest under this Note shall accrue on the unpaid principal balance from the earlier of the due date of the first unpaid monthly installment or the occurrence of such other Event of Default, as applicable, at a rate (the "Default Rate") equal to the lesser of 4 percentage points above the rate stated in the first paragraph of this Note or the maximum interest rate which may be collected from Borrower under applicable law. If the unpaid principal balance and all accrued interest are not paid in full on the Maturity Date, the unpaid principal balance and all accrued interest shall bear interest from the Maturity Date at the Default Rate. Borrower also acknowledges that its failure to make timely payments will cause Lender to incur additional expenses in servicing and processing the Loan, that, during the time that any monthly installment under this Note is delinquent for more than 30 days, Lender will incur additional costs and expenses arising from its loss of the use of the money due and from the adverse impact on Lender's ability to meet its other obligations and to take advantage of other investment opportunities, and that it is extremely difficult and impractical to determine those additional costs and expenses. Borrower also acknowledges that, during the time that any monthly installment under this Note is delinquent for more than 30 days or any other Event of Default has occurred and is continuing, Lender's risk of nonpayment of this Note will be materially increased and Lender is entitled to be compensated for such increased risk. Borrower agrees that the increase in the rate of interest payable under this Note to the Default Rate represents a fair and reasonable estimate, taking into account all circumstances existing on the date of this Note, of the additional costs and expenses Lender will incur by reason of the Borrower's delinquent payment and the additional compensation Lender is entitled to receive for the increased risks of nonpayment associated with a delinquent loan.

9.    Limits on Personal Liability.

(a) Except as otherwise provided in this Paragraph 9, Borrower shall have no personal liability under this Note, the Security Instrument or any other Loan Document for the repayment of the Indebtedness or for the performance of any other obligations of Borrower under the Loan Documents, and Lender's only recourse for the satisfaction of the Indebtedness and the performance of such obligations shall be Lender's exercise of its rights and remedies with respect to the Mortgaged Property and any other collateral held by Lender as security for the Indebtedness. This limitation on Borrower's liability shall not limit or impair Lender's enforcement of its rights against any guarantor of the Indebtedness or any guarantor of any obligations of Borrower.

(b) Borrower shall be personally liable to Lender for the repayment of a portion of the Indebtedness equal to zero percent (0%) of the original principal balance of this Note, plus any other amounts for which Borrower has personal liability under this Paragraph 9.

(c) In addition to Borrower's personal liability under Paragraph 9(b), Borrower shall be personally liable to Lender for the repayment of a further portion of the Indebtedness equal to any loss or damage suffered by Lender as a result of
(1) failure of Borrower to pay to Lender upon demand after an Event of Default all Rents to which Lender is entitled under Section 3(a) of the Security Instrument and the amount of all security deposits collected by Borrower from tenants then in residence; (2) failure of Borrower to apply all insurance proceeds and condemnation proceeds as required by the Security Instrument; or
(3) failure of Borrower to comply with Section 14(d) or (e) of the Security Instrument relating to the delivery of books and records, statements, schedules and reports.

(d) For purposes of determining Borrower's personal liability under Paragraph 9(b) and Paragraph 9(c), all payments made by Borrower or any guarantor of this Note with respect to the Indebtedness and all amounts received by Lender from the enforcement of its rights under the Security Instrument shall be applied first to the portion of the Indebtedness for which Borrower has no personal liability.

(e) Borrower shall become personally liable to Lender for the repayment of all of the Indebtedness upon the occurrence of any of the following Events of
Default: (1) Borrower's acquisition of any property or operation of any business not permitted by Section 33 of the Security Instrument; (2) a Transfer (including, but not limited to, a lien or encumbrance) that is an Event of Default under Section 21 of the Security Instrument, other than a Transfer consisting solely of the involuntary removal or involuntary withdrawal of a general partner in a limited partnership or a manager in a limited liability company; or (3) fraud or written material misrepresentation by Borrower or any officer, director, partner, member or employee of Borrower in connection with the application for or creation of the Indebtedness or any request for any action or consent by Lender.

(f) In addition to any personal liability for the Indebtedness, Borrower shall be personally liable to Lender for (1) the performance of all of Borrower's obligations under Section 18 of the Security Instrument (relating to environmental matters); (2) the costs of any audit under Section 14(d) of the Security Instrument; and (3) any costs and expenses incurred by Lender in connection with the collection of any amount for which Borrower is personally liable under this Paragraph 9, including fees and out of pocket expenses of attorneys and expert witnesses and the costs of conducting any independent audit of Borrower's books and records to determine the amount for which Borrower has personal liability.

(g) To the extent that Borrower has personal liability under this Paragraph 9, Lender may exercise its rights against Borrower personally without regard to whether Lender has exercised any rights against the Mortgaged Property or any other security, or pursued any rights against any guarantor, or pursued any other rights available to Lender under this Note, the Security Instrument, any other Loan Document or applicable law. For purposes of this Paragraph 9, the term "Mortgaged Property" shall not include any funds that (1) have been applied by Borrower as required or permitted by the Security Instrument prior to the occurrence of an Event of Default or (2) Borrower was unable to apply as required or permitted by the Security Instrument because of a bankruptcy, receivership, or similar judicial proceeding.

10.   Voluntary and Involuntary Prepayments.

(a) A prepayment premium shall be payable in connection with any prepayment made under this Note as provided below:

(1) Borrower may voluntarily prepay all of the unpaid principal balance of this Note on the last Business Day of a calendar month if Borrower has given Lender at least 30 days prior notice of its intention to make such prepayment. Such prepayment shall be made by paying (A) the amount of principal being prepaid,
(B) all accrued interest, (C) all other sums due Lender at the time of such prepayment, and (D) the prepayment premium calculated pursuant to Schedule A. For all purposes including the accrual of interest, any prepayment received by Lender on any day other than the last calendar day of the month shall be deemed to have been received on the last calendar day of such month. For purposes of this Note, a "Business Day" means any day other than a Saturday, Sunday or any other day on which Lender is not open for business. Borrower shall not have the option to voluntarily prepay less than all of the unpaid principal balance.

(2) Upon Lender's exercise of any right of acceleration under this Note, Borrower shall pay to Lender, in addition to the entire unpaid principal balance of this Note outstanding at the time of the acceleration, (A) all accrued interest and all other sums due Lender, and (B) the prepayment premium calculated pursuant to Schedule A.

(3) Any application by Lender of any collateral or other security to the repayment of any portion of the unpaid principal balance of this Note prior to the Maturity Date and in the absence of acceleration shall be deemed to be a partial prepayment by Borrower, requiring the payment to Lender by Borrower of a prepayment premium. The amount of any such partial prepayment shall be computed so as to provide to Lender a prepayment premium computed pursuant to Schedule A without Borrower having to pay out-of-pocket any additional amounts.

(b) Notwithstanding the provisions of Paragraph 10(a), no prepayment premium shall be payable with respect to (A) any prepayment made no more than 180 days before the Maturity Date, or (B) any prepayment occurring as a result of the application of any insurance proceeds or condemnation award under the Security Instrument.

(c)   Schedule A is hereby incorporated by reference into this Note.

(d) Any permitted or required prepayment of less than the unpaid principal balance of this Note shall not extend or postpone the due date of any subsequent monthly installments or change the amount of such installments, unless Lender agrees otherwise in writing.

(e) Borrower recognizes that any prepayment of the unpaid principal balance of this Note, whether voluntary or involuntary or resulting from a default by Borrower, will result in Lender's incurring loss, including reinvestment loss, additional expense and frustration or impairment of Lender's ability to meet its commitments to third parties. Borrower agrees to pay to Lender upon demand damages for the detriment caused by any prepayment, and agrees that it is extremely difficult and impractical to ascertain the extent of such damages. Borrower therefore acknowledges and agrees that the formula for calculating prepayment premiums set forth on Schedule A represents a reasonable estimate of the damages Lender will incur because of a prepayment.

(f) Borrower further acknowledges that the prepayment premium provisions of this Note are a material part of the consideration for the Loan, and acknowledges that the terms of this Note are in other respects more favorable to Borrower as a result of the Borrower's voluntary agreement to the prepayment premium provisions.

11. Costs and Expenses. Borrower shall pay all expenses and costs, including fees and out-of-pocket expenses of attorneys and expert witnesses and costs of investigation, incurred by Lender as a result of any default under this Note or in connection with efforts to collect any amount due under this Note, or to enforce the provisions of any of the other Loan Documents, including those incurred in post-judgment collection efforts and in any bankruptcy proceeding (including any action for relief from the automatic stay of any bankruptcy proceeding) or judicial or non-judicial foreclosure proceeding.

12. Forbearance. Any forbearance by Lender in exercising any right or remedy under this Note, the Security Instrument, or any other Loan Document or otherwise afforded by applicable law, shall not be a waiver of or preclude the exercise of that or any other right or remedy. The acceptance by Lender of any payment after the due date of such payment, or in an amount which is less than the required payment, shall not be a waiver of Lender's right to require prompt payment when due of all other payments or to exercise any right or remedy with respect to any failure to make prompt payment. Enforcement by Lender of any security for Borrower's obligations under this Note shall not constitute an election by Lender of remedies so as to preclude the exercise of any other right or remedy available to Lender.

13.  Waivers.  Presentment,  demand,  notice  of  dishonor,  protest,  notice of acceleration, notice of intent to demand or accelerate payment or maturity, presentment for payment, notice of nonpayment, grace, and diligence in collecting the Indebtedness are waived by Borrower and all endorsers and guarantors of this Note and all other third party obligors.

14. Loan Charges. If any applicable law limiting the amount of interest or other charges permitted to be collected from Borrower in connection with the Loan is interpreted so that any interest or other charge provided for in any Loan Document, whether considered separately or together with other charges provided for in any other Loan Document, violates that law, and Borrower is entitled to the benefit of that law, that interest or charge is hereby reduced to the extent necessary to eliminate that violation. The amounts, if any, previously paid to Lender in excess of the permitted amounts shall be applied by Lender to reduce the unpaid principal balance of this Note. For the purpose of determining whether any applicable law limiting the amount of interest or other charges permitted to be collected from Borrower has been violated, all Indebtedness that constitutes interest, as well as all other charges made in connection with the Indebtedness that constitute interest, shall be deemed to be allocated and spread ratably over the stated term of the Note. Unless otherwise required by applicable law, such allocation and spreading shall be effected in such a manner that the rate of interest so computed is uniform throughout the stated term of the Note.

15. Commercial Purpose. Borrower represents that the Indebtedness is being incurred by Borrower solely for the purpose of carrying on a business or commercial enterprise, and not for personal, family or household purposes.

16. Counting of Days. Except where otherwise specifically provided, any reference in this Note to a period of "days" means calendar days, not Business Days.

17. Governing Law. This Note shall be governed by the law of the jurisdiction in which the Land is located.

18. Captions. The captions of the paragraphs of this Note are for convenience only and shall be disregarded in construing this Note.

19. Notices. All notices, demands and other communications required or permitted to be given by Lender to Borrower pursuant to this Note shall be given in accordance with Section 31 of the Security Instrument.

20. Consent to Jurisdiction and Venue. Borrower agrees that any controversy arising under or in relation to this Note shall be litigated exclusively in the jurisdiction in which the Land is located (the "Property Jurisdiction"). The state and federal courts and authorities with jurisdiction in the Property Jurisdiction shall have exclusive jurisdiction over all controversies which shall arise under or in relation to this Note. Borrower irrevocably consents to service, jurisdiction, and venue of such courts for any such litigation and waives any other venue to which it might be entitled by virtue of domicile, habitual residence or otherwise.

21. WAIVER OF TRIAL BY JURY. BORROWER AND LENDER EACH (A) AGREES NOT TO ELECT A TRIAL BY JURY WITH RESPECT TO ANY ISSUE ARISING OUT OF THIS NOTE OR THE RELATIONSHIP BETWEEN THE PARTIES AS LENDER AND BORROWER THAT IS TRIABLE OF RIGHT BY A JURY AND (B) WAIVES ANY RIGHT TO TRIAL BY JURY WITH RESPECT TO SUCH ISSUE TO THE EXTENT THAT ANY SUCH RIGHT EXISTS NOW OR IN THE FUTURE. THIS WAIVER OF RIGHT TO TRIAL BY JURY IS SEPARATELY GIVEN BY EACH PARTY, KNOWINGLY AND VOLUNTARILY WITH THE BENEFIT OF COMPETENT LEGAL COUNSEL.

      ATTACHED SCHEDULES.  The following Schedules are attached to this Note:

             X       Schedule A    Prepayment Premium (required)

             X       Schedule B    Modifications to Multifamily Note

      IN WITNESS  WHEREOF,  Borrower has signed and  delivered  this Note or has
caused  this  Note  to  be  signed  and   delivered   by  its  duly   authorized
representative.

                                 APARTMENT CCG 17, L.P., a California limited partnership

                                 By: APARTMENT CCG 17, L.L.C., a South Carolina limited liability company, its general partner

                                 By:  CENTURY PROPERTIES FUND XVII, a
                                      California limited partnership, its
                                      sole member

                                 By:  FOX PARTNERS, a California general
                                      partnership, its general partner

                                 By:  FOX CAPITAL MANAGEMENT
                                      CORPORATION, a California
                                      corporation, its managing partner

                                 By:
                                      Patti K. Fielding
                                      Vice President

                                 Borrower's Social Security/Employer ID Number

PAY TO THE ORDER OF FEDERAL HOME LOAN MORTGAGE CORPORATION, WITHOUT RECOURSE, THIS ____ DAY OF DECEMBER, 1999.

GMAC COMMERCIAL MORTGAGE CORPORATION, a
   California corporation

By:
   Donald W. Marshall
   Vice President

                                   SCHEDULE A

                               PREPAYMENT PREMIUM

      Any prepayment premium payable under Paragraph 10 of this Note shall be computed as follows:

(a) If the prepayment is made between the date of this Note and the date that is 180 months after the first day of the first calendar month following the date of this Note (the "Yield Maintenance Period"), the prepayment premium shall be the greater of:

(i) 1.0% of the unpaid principal balance of this Note; or

(ii) the product obtained by multiplying:

(A) the amount of principal being prepaid,

                        by

(B) the excess (if any) of the Monthly Note Rate over the Assumed Reinvestment Rate,

                        by

(C) the Present Value Factor.

          For purposes of subparagraph (ii), the following definitions shall apply:

          Monthly Note Rate: one-twelfth (1/12) of the annual interest rate of the Note, expressed as a decimal calculated to five digits.

          Prepayment Date: in the case of a voluntary prepayment, the date on which the prepayment is made; in any other case, the date on which Lender accelerates the unpaid principal balance of the Note.

          Assumed Reinvestment Rate: one-twelfth (1/12) of the yield rate as of the date 5 Business Days before the Prepayment Date, on the 9.25% U.S. Treasury Security due February 1, 2016, as reported in The Wall Street Journal, expressed as a decimal calculated to five digits. In the event that no yield is published on the applicable date for the Treasury Security used to determine the Assumed Reinvestment Rate, Lender, in its discretion, shall select the non-callable Treasury Security maturing in the same year as the Treasury Security specified above with the lowest yield published in The Wall Street Journal as of the applicable date. If the publication of such yield rates in The Wall Street Journal is discontinued for any reason, Lender shall select a security with a comparable rate and term to the Treasury
          Security used to determine the Assumed Reinvestment Rate. The selection of an alternate security pursuant to this Paragraph shall be made in Lender's discretion.

          Present Value Factor: the factor that discounts to present value the costs resulting to Lender from the difference in interest rates during the months remaining in the Yield Maintenance Period, using the Assumed Reinvestment Rate as the discount rate, with monthly compounding, expressed numerically as follows:

          n = number of months remaining in Yield Maintenance Period

          ARR = Assumed Reinvestment Rate

(b) If the prepayment is made after the expiration of the Yield Maintenance Period but more than 180 days before the Maturity Date, the prepayment premium shall be 1.0% of the unpaid principal balance of this Note.

                                   SCHEDULE B

                        MODIFICATIONS TO MULTIFAMILY NOTE

1. The first sentence of 8 of the Note ("Default Rate") is hereby deleted and replaced with the following:

            So long as (a) any monthly installment under this Note remains past due for more than thirty (30) days or (b) any other event of Default has occurred and is continuing, interest under this Note shall accrue on the unpaid principal balance from the earlier of the due date of the first unpaid monthly installment or the occurrence of such other Event of Default, as applicable, at a rate (the "Default Rate") equal to the lesser of (1) the maximum interest rate which may be collected from Borrower under applicable law or (2) the greater of (i) three percent (3%) above the Interest Rate or (ii) four percent (4.0%) above the then-prevailing Prime Rate. As used herein, the term "Prime Rate" shall mean the rate of interest announced by The Wall Street Journal from time to time as the "Prime Rate".

2. Paragraph 9(c) of the Note is amended to add the following subparagraph (4):

(4) failure by Borrower to pay the amount of the water and sewer charges, taxes, fire, hazard or other insurance premiums, ground rents in accordance with the terms of the Security Instrument.

                                                                  Exhibit 16.4
                                                      FHLMC Loan No. 002644029

                                MULTIFAMILY NOTE
                                     (TEXAS)

US $14,500,000.00                                       As of January 27, 2000


      FOR VALUE RECEIVED, the undersigned ("Borrower") jointly and severally (if more than one) promises to pay to the order of GMAC COMMERCIAL MORTGAGE CORPORATION, a California corporation, the principal sum of Fourteen Million Five Hundred Thousand and 00/100 Dollars (US $14,500,000.00), with interest on the unpaid principal balance at the annual rate of eight and fifty-six hundredths percent (8.56%).

1. Defined Terms. As used in this Note, (i) the term "Lender" means the holder of this Note, and (ii) the term "Indebtedness" means the principal of, interest on, or any other amounts due at any time under, this Note, the Security Instrument or any other Loan Document, including prepayment premiums, late charges, default interest, and advances to protect the security of the Security Instrument under Section 12 of the Security Instrument. "Event of Default" and other capitalized terms used but not defined in this Note shall have the meanings given to such terms in the Security Instrument.

2. Address for Payment. All payments due under this Note shall be payable at 650 Dresher Road, P.O. Box 1015, Horsham, Pennsylvania 19044-8015, Attn: Servicing - Account Manager, or such other place as may be designated by written notice to Borrower from or on behalf of Lender.

3. Payment of Principal and Interest. Principal and interest shall be paid as follows:

(a) Unless disbursement of principal is made by Lender to Borrower on the first day of the month, interest for the period beginning on the date of disbursement and ending on and including the last day of the month in which such disbursement is made shall be payable simultaneously with the execution of this Note. Interest under this Note shall be computed on the basis of a 360-day year consisting of twelve 30-day months.

(b) Consecutive monthly installments of principal and interest, each in the amount of One Hundred Twenty Six Thousand Three Hundred Eighty-Five and 55/100 Dollars (US $126,385.55), shall be payable on the first day of each month beginning on March 1, 2000, until the entire unpaid principal balance evidenced by this Note is fully paid. Any accrued interest remaining past due for 30 days or more shall be added to and become part of the unpaid principal balance and shall bear interest at the rate or rates specified in this Note, and any reference below to "accrued interest" shall refer to accrued interest which has not become part of the unpaid principal balance. Any remaining principal and interest shall be due and payable on February 1, 2020 or on any earlier date on which the unpaid principal balance of this Note becomes due and payable, by acceleration or otherwise (the "Maturity Date"). The unpaid principal balance shall continue to bear interest after the Maturity Date at the Default Rate set forth in this Note until and including the date on which it is paid in full.

(c) Any regularly scheduled monthly installment of principal and interest that is received by Lender before the date it is due shall be deemed to have been received on the due date solely for the purpose of calculating interest due.

4. Application of Payments. If at any time Lender receives, from Borrower or otherwise, any amount applicable to the Indebtedness which is less than all amounts due and payable at such time, Lender may apply that payment to amounts then due and payable in any manner and in any order determined by Lender, in Lender's discretion. Borrower agrees that neither Lender's acceptance of a payment from Borrower in an amount that is less than all amounts then due and payable nor Lender's application of such payment shall constitute or be deemed to constitute either a waiver of the unpaid amounts or an accord and satisfaction.

5. Security. The Indebtedness is secured, among other things, by a multifamily mortgage, deed to secure debt or deed of trust dated as of the date of this Note (the "Security Instrument"), and reference is made to the Security Instrument for other rights of Lender as to collateral for the Indebtedness.

6. Acceleration. If an Event of Default has occurred and is continuing, the entire unpaid principal balance, any accrued interest, the prepayment premium payable under Paragraph 10, if any, and all other amounts payable under this Note and any other Loan Document shall at once become due and payable, at the option of Lender, without any prior notice to Borrower. Lender may exercise this option to accelerate regardless of any prior forbearance.

7. Default Rate. So long as (a) any monthly installment under this Note remains past due for 30 days or more, or (b) any other Event of Default has occurred and is continuing, interest under this Note shall accrue on the unpaid principal balance from the earlier of the due date of the first unpaid monthly installment or the occurrence of such other Event of Default, as applicable, at a rate (the "Default Rate") equal to the lesser of 4 percentage points above the rate stated in the first paragraph of this Note or the maximum interest rate which may be collected from Borrower under applicable law. If the unpaid principal balance and all accrued interest are not paid in full on the Maturity Date, the unpaid principal balance and all accrued interest shall bear interest from the Maturity Date at the Default Rate. Borrower also acknowledges that its failure to make timely payments will cause Lender to incur additional expenses in servicing and processing the loan evidenced by this Note (the "Loan"), that, during the time that any monthly installment under this Note is delinquent for more than 30 days, Lender will incur additional costs and expenses arising from its loss of the use of the money due and from the adverse impact on Lender's ability to meet its other obligations and to take advantage of other investment opportunities, and that it is extremely difficult and impractical to determine those additional costs and expenses. Borrower also acknowledges that, during the time that any monthly installment under this Note is delinquent for more than 30 days or any other Event of Default has occurred and is continuing, Lender's risk of nonpayment of this Note will be materially increased and Lender is entitled to be compensated for such increased risk. Borrower agrees that the increase in the rate of interest payable under this Note to the Default Rate represents a fair and reasonable estimate, taking into account all circumstances existing on the date of this Note, of the additional costs and expenses Lender will incur by reason of the Borrower's delinquent payment and the additional compensation Lender is entitled to receive for the increased risks of nonpayment associated with a delinquent loan.

8. Loan Charges. Borrower and Lender intend at all times to comply with the law of the State of Texas governing the maximum rate or amount of interest payable on or in connection with this Note and the Indebtedness (or applicable United States federal law to the extent that it permits Lender to contract for, charge, take, reserve or receive a greater amount of interest than under Texas law). If the applicable law is ever judicially interpreted so as to render usurious any amount payable under this Note or under any other Loan Document, or contracted for, charged, taken, reserved or received with respect to the Indebtedness, or if acceleration of the maturity of this Note, or if any prepayment by Borrower results in Borrower having paid any interest in excess of that permitted by any applicable law, then Borrower and Lender expressly intend that all excess amounts collected by Lender shall be applied to reduce the unpaid principal balance of this Note (or, if this Note has been or would thereby be paid in full, shall be refunded to Borrower), and the provisions of this Note, the Security Instrument and any other Loan Documents immediately shall be deemed reformed and the amounts thereafter collectible under this Note or any other Loan Document reduced, without the necessity of the execution of any new documents, so as to comply with any applicable law, but so as to permit the recovery of the fullest amount otherwise payable under this Note or any other Loan Document. The right to accelerate the maturity of this Note does not include the right to accelerate any interest which has not otherwise accrued on the date of such acceleration, and Lender does not intend to collect any unearned interest in the event of acceleration. All sums paid or agreed to be paid to Lender for the use, forbearance or detention of the Indebtedness shall, to the extent permitted by any applicable law, be amortized, prorated, allocated and spread throughout the full term of the Indebtedness until payment in full so that the rate or amount of interest on account of the Indebtedness does not exceed the applicable usury ceiling. Notwithstanding any provision contained in this Note, the Security Instrument or any other Loan Document that permits the compounding of interest, including any provision by which any accrued interest is added to the principal amount of this Note, the total amount of interest that Borrower is obligated to pay and Lender is entitled to receive with respect to the Indebtedness shall not exceed the amount calculated on a simple (i.e., noncompounded) interest basis at the maximum rate on principal amounts actually advanced to or for the account of Borrower, including all current and prior advances and any advances made pursuant to the Security Instrument or other Loan Documents (such as for the payment of taxes, insurance premiums and similar expenses or costs).

9.    Limits on Personal Liability.

(a) Except as otherwise provided in this Paragraph 9, Borrower shall have no personal liability under this Note, the Security Instrument or any other Loan Document for the repayment of the Indebtedness or for the performance of any other obligations of Borrower under the Loan Documents, and Lender's only recourse for the satisfaction of the Indebtedness and the performance of such obligations shall be Lender's exercise of its rights and remedies with respect to the Mortgaged Property and any other collateral held by Lender as security for the Indebtedness. This limitation on Borrower's liability shall not limit or impair Lender's enforcement of its rights against any guarantor of the Indebtedness or any guarantor of any obligations of Borrower.

(b) Borrower shall be personally liable to Lender for the repayment of a portion of the Indebtedness equal to zero percent (0%) of the original principal balance of this Note, plus any other amounts for which Borrower has personal liability under this Paragraph 9.

(c) In addition to Borrower's personal liability under Paragraph 9(b), Borrower shall be personally liable to Lender for the repayment of a further portion of the Indebtedness equal to any loss or damage suffered by Lender as a result of
(1) failure of Borrower to pay to Lender upon demand after an Event of Default all Rents to which Lender is entitled under Section 3(a) of the Security Instrument and the amount of all security deposits collected by Borrower from tenants then in residence; (2) failure of Borrower to apply all insurance proceeds and condemnation proceeds as required by the Security Instrument; or
(3) failure of Borrower to comply with Section 14(d) or (e) of the Security Instrument relating to the delivery of books and records, statements, schedules and reports.

(d) For purposes of determining Borrower's personal liability under Paragraph 9(b) and Paragraph 9(c), all payments made by Borrower or any guarantor of this Note with respect to the Indebtedness and all amounts received by Lender from the enforcement of its rights under the Security Instrument shall be applied first to the portion of the Indebtedness for which Borrower has no personal liability.

(e) Borrower shall become personally liable to Lender for the repayment of all of the Indebtedness upon the occurrence of any of the following Events of
Default: (1) Borrower's acquisition of any property or operation of any business not permitted by Section 33 of the Security Instrument; (2) a Transfer (including, but not limited to, a lien or encumbrance) that is an Event of Default under Section 21 of the Security Instrument, other than a Transfer consisting solely of the involuntary removal or involuntary withdrawal of a general partner in a limited partnership or a manager in a limited liability company; or (3) fraud or written material misrepresentation by Borrower or any officer, director, partner, member or employee of Borrower in connection with the application for or creation of the Indebtedness or any request for any action or consent by Lender.

(f) In addition to any personal liability for the Indebtedness, Borrower shall be personally liable to Lender for (1) the performance of all of Borrower's obligations under Section 18 of the Security Instrument (relating to environmental matters); (2) the costs of any audit under Section 14(d) of the Security Instrument; and (3) any costs and expenses incurred by Lender in connection with the collection of any amount for which Borrower is personally liable under this Paragraph 9, including fees and out of pocket expenses of attorneys and expert witnesses and the costs of conducting any independent audit of Borrower's books and records to determine the amount for which Borrower has personal liability.

(g) To the extent that Borrower has personal liability under this Paragraph 9, Lender may exercise its rights against Borrower personally without regard to whether Lender has exercised any rights against the Mortgaged Property or any other security, or pursued any rights against any guarantor, or pursued any other rights available to Lender under this Note, the Security Instrument, any other Loan Document or applicable law. For purposes of this Paragraph 9, the term "Mortgaged Property" shall not include any funds that (1) have been applied by Borrower as required or permitted by the Security Instrument prior to the occurrence of an Event of Default or (2) Borrower was unable to apply as required or permitted by the Security Instrument because of a bankruptcy, receivership, or similar judicial proceeding.

10.   Voluntary and Involuntary Prepayments.

(a) A prepayment premium shall be payable in connection with any prepayment made under this Note as provided below:

(1) Borrower may voluntarily prepay all of the unpaid principal balance of this Note on the last Business Day of a calendar month if Borrower has given Lender at least 30 days prior notice of its intention to make such prepayment. Such prepayment shall be made by paying (A) the amount of principal being prepaid,
(B) all accrued interest, (C) all other sums due Lender at the time of such prepayment, and (D) the prepayment premium calculated pursuant to Schedule A. For all purposes including the accrual of interest, any prepayment received by Lender on any day other than the last calendar day of the month shall be deemed to have been received on the last calendar day of such month. For purposes of this Note, a "Business Day" means any day other than a Saturday, Sunday or any other day on which Lender is not open for business. Borrower shall not have the option to voluntarily prepay less than all of the unpaid principal balance.

(2) Upon Lender's exercise of any right of acceleration under this Note, Borrower shall pay to Lender, in addition to the entire unpaid principal balance of this Note outstanding at the time of the acceleration, (A) all accrued interest and all other sums due Lender, and (B) the prepayment premium calculated pursuant to Schedule A.

(3) Any application by Lender of any collateral or other security to the repayment of any portion of the unpaid principal balance of this Note prior to the Maturity Date and in the absence of acceleration shall be deemed to be a partial prepayment by Borrower, requiring the payment to Lender by Borrower of a prepayment premium. The amount of any such partial prepayment shall be computed so as to provide to Lender a prepayment premium computed pursuant to Schedule A without Borrower having to pay out-of-pocket any additional amounts.

(b) Notwithstanding the provisions of Paragraph 10(a), no prepayment premium shall be payable with respect to (A) any prepayment made no more than 180 days before the Maturity Date, or (B) any prepayment occurring as a result of the application of any insurance proceeds or condemnation award under the Security Instrument.

(c)   Schedule A is hereby incorporated by reference into this Note.

(d) Any permitted or required prepayment of less than the unpaid principal balance of this Note shall not extend or postpone the due date of any subsequent monthly installments or change the amount of such installments, unless Lender agrees otherwise in writing.

(e) Borrower recognizes that any prepayment of the unpaid principal balance of this Note, whether voluntary or involuntary or resulting from a default by Borrower, will result in Lender's incurring loss, including reinvestment loss, additional expense and frustration or impairment of Lender's ability to meet its commitments to third parties. Borrower agrees to pay to Lender upon demand damages for the detriment caused by any prepayment, and agrees that it is extremely difficult and impractical to ascertain the extent of such damages. Borrower therefore acknowledges and agrees that the formula for calculating prepayment premiums set forth on Schedule A represents a reasonable estimate of the damages Lender will incur because of a prepayment.

(f) Borrower further acknowledges that the prepayment premium provisions of this Note are a material part of the consideration for the Loan, and acknowledges that the terms of this Note are in other respects more favorable to Borrower as a result of the Borrower's voluntary agreement to the prepayment premium provisions.

11. Costs and Expenses. Borrower shall pay all expenses and costs, including fees and out-of-pocket expenses of attorneys and expert witnesses and costs of investigation, incurred by Lender as a result of any default under this Note or in connection with efforts to collect any amount due under this Note, or to enforce the provisions of any of the other Loan Documents, including those incurred in post-judgment collection efforts and in any bankruptcy proceeding (including any action for relief from the automatic stay of any bankruptcy proceeding) or judicial or non-judicial foreclosure proceeding.

12. Forbearance. Any forbearance by Lender in exercising any right or remedy under this Note, the Security Instrument, or any other Loan Document or otherwise afforded by applicable law, shall not be a waiver of or preclude the exercise of that or any other right or remedy. The acceptance by Lender of any payment after the due date of such payment, or in an amount which is less than the required payment, shall not be a waiver of Lender's right to require prompt payment when due of all other payments or to exercise any right or remedy with respect to any failure to make prompt payment. Enforcement by Lender of any security for Borrower's obligations under this Note shall not constitute an election by Lender of remedies so as to preclude the exercise of any other right or remedy available to Lender.

13.  Waivers.  Presentment,  demand,  notice  of  dishonor,  protest,  notice of acceleration, notice of intent to demand or accelerate payment or maturity, presentment for payment, notice of nonpayment, grace, and diligence in collecting the Indebtedness are waived by Borrower and all endorsers and guarantors of this Note and all other third party obligors.

14. Commercial Purpose. Borrower represents that the Indebtedness is being incurred by Borrower solely for the purpose of carrying on a business or commercial enterprise, and not for personal, family or household purposes.

15. Counting of Days. Except where otherwise specifically provided, any reference in this Note to a period of "days" means calendar days, not Business Days.

16. Governing Law. This Note shall be governed by the law of the jurisdiction in which the Land is located.

17. Captions. The captions of the paragraphs of this Note are for convenience only and shall be disregarded in construing this Note.

18. Notices. All notices, demands and other communications required or permitted to be given by Lender to Borrower pursuant to this Note shall be given in accordance with Section 31 of the Security Instrument.

19. Consent to Jurisdiction and Venue. Borrower agrees that any controversy arising under or in relation to this Note shall be litigated exclusively in the jurisdiction in which the Land is located (the "Property Jurisdiction"). The state and federal courts and authorities with jurisdiction in the Property Jurisdiction shall have exclusive jurisdiction over all controversies which shall arise under or in relation to this Note. Borrower irrevocably consents to service, jurisdiction, and venue of such courts for any such litigation and waives any other venue to which it might be entitled by virtue of domicile, habitual residence or otherwise.

20. WAIVER OF TRIAL BY JURY. BORROWER AND LENDER EACH (A) AGREES NOT TO ELECT A TRIAL BY JURY WITH RESPECT TO ANY ISSUE ARISING OUT OF THIS NOTE OR THE RELATIONSHIP BETWEEN THE PARTIES AS LENDER AND BORROWER THAT IS TRIABLE OF RIGHT BY A JURY AND (B) WAIVES ANY RIGHT TO TRIAL BY JURY WITH RESPECT TO SUCH ISSUE TO THE EXTENT THAT ANY SUCH RIGHT EXISTS NOW OR IN THE FUTURE. THIS WAIVER OF RIGHT TO TRIAL BY JURY IS SEPARATELY GIVEN BY EACH PARTY, KNOWINGLY AND VOLUNTARILY WITH THE BENEFIT OF COMPETENT LEGAL COUNSEL.

      ATTACHED SCHEDULES.  The following Schedules are attached to this Note:

             X       Schedule A    Prepayment Premium (required)

             X       Schedule B    Modifications to Multifamily Note

      IN WITNESS WHEREOF, Borrower has signed and delivered this Instrument or has caused this Instrument to be signed and delivered by its duly authorized representative.

                                    CENTURY PROPERTIES FUND XVII, a
                                    California limited partnership

                                    By:  Fox Partners, a California general
                                         partnership, its managing general
                                         partner

                                    By:  Fox Capital Management
                                         Corporation, a California
                                         corporation, its managing
                                         general partner

                                    By:
                                         Patti K. Fielding
                                         Vice President

                                    94-2782037
                                    Borrower's Social Security/Employer ID
                                    Number

PAY TO THE ORDER OF FEDERAL HOME LOAN
MORTGAGE CORPORATION, WITHOUT RECOURSE, THIS
27TH DAY OF JANUARY, 2000


GMAC COMMERCIAL MORTGAGE
CORPORATION, a California
corporation

By:
   Donald W. Marshall
   Vice President

                                   SCHEDULE A

                               PREPAYMENT PREMIUM

Any prepayment premium payable under Paragraph 10 of this Note shall be computed as follows:

(a) If the prepayment is made between the date of this Note and the date that is 180 months after the first day of the first calendar month following the date of this Note (the "Yield Maintenance Period"), the prepayment premium shall be the greater of:

(i) of the unpaid principal balance of this Note; or

(ii) the product obtained by multiplying:

(A) the amount of principal being prepaid,

                        by

(B) the excess (if any) of the Monthly Note Rate over the Assumed Reinvestment Rate,

                        by

(C) the Present Value Factor.

For purposes of subparagraph (ii), the following definitions shall apply:

Monthly Note Rate: one-twelfth (1/12) of the annual interest rate of the Note, expressed as a decimal calculated to five digits.

Prepayment Date: in the case of a voluntary prepayment, the date on which the prepayment is made; in any other case, the date on which Lender accelerates the unpaid principal balance of the Note.

Assumed Reinvestment Rate: one-twelfth (1/12) of the yield rate as of the date 5 Business Days before the Prepayment Date, on the 9.250% U.S. Treasury Security due February 1, 2016, as reported in The Wall Street Journal, expressed as a decimal calculated to five digits. In the event that no yield is published on the applicable date for the Treasury Security used to determine the Assumed Reinvestment Rate, Lender, in its discretion, shall select the non-callable Treasury Security maturing in the same year as the Treasury Security specified above with the lowest yield published in The Wall Street Journal as of the applicable date. If the publication of such yield rates in The Wall Street Journal is discontinued for any reason, Lender shall select a security with a comparable rate and term to the Treasury Security used to determine the Assumed Reinvestment Rate. The selection of an alternate security pursuant to this Paragraph shall be made in Lender's discretion.

Present Value Factor: the factor that discounts to present value the costs resulting to Lender from the difference in interest rates during the months remaining in the Yield Maintenance Period, using the Assumed Reinvestment Rate as the discount rate, with monthly compounding, expressed numerically as follows:

                               [OBJECT OMITTED]

      n = number of months remaining in Yield Maintenance Period

      ARR = Assumed Reinvestment Rate

(b) If the prepayment is made after the expiration of the Yield Maintenance Period but more than 180 days before the Maturity Date, the prepayment premium shall be 1.0% of the unpaid principal balance of this Note.

                                   SCHEDULE B

                        MODIFICATIONS TO MULTIFAMILY NOTE

1. The first sentence of 7 of the Note ("Default Rate") is hereby deleted and replaced with the following:

            So long as (a) any monthly installment under this Note remains past due for more than thirty (30) days or (b) any other event of Default has occurred and is continuing, interest under this Note shall accrue on the unpaid principal balance from the earlier of the due date of the first unpaid monthly installment or the occurrence of such other Event of Default, as applicable, at a rate (the "Default Rate") equal to the lesser of (1) the maximum interest rate which may be collected from Borrower under applicable law or (2) the greater of (i) three percent (3%) above the Interest Rate or (ii) four percent (4.0%) above the then-prevailing Prime Rate. As used herein, the term "Prime Rate" shall mean the rate of interest announced by The Wall Street Journal from time to time as the "Prime Rate".

2.    Paragraph 9(c) of the Note is amended to add the following subparagraph
(4):

(4) failure by Borrower to pay the amount of the water and sewer charges, taxes, fire, hazard or other insurance premiums, ground rents in accordance with the terms of the Security Instrument.

                                                                    Exhibit 16.5
                                                        FHLMC Loan No. 002682850

                                MULTIFAMILY NOTE
                                  (MULTISTATE)

US $8,300,000.00                                   As of February 11, 2000


      FOR VALUE RECEIVED, the undersigned ("Borrower") jointly and severally (if more than one) promises to pay to the order of GMAC COMMERCIAL MORTGAGE CORPORATION, a California corporation, the principal sum of Eight Million Three Hundred Thousand and 00/100 Dollars (US $8,300,000.00), with interest on the unpaid principal balance at the annual rate of eight and four hundred seventy thousandths percent (8.470%).

1. Defined Terms. As used in this Note, (i) the term "Lender" means the holder of this Note, and (ii) the term "Indebtedness" means the principal of, interest on, or any other amounts due at any time under, this Note, the Security Instrument or any other Loan Document, including prepayment premiums, late charges, default interest, and advances to protect the security of the Security Instrument under Section 12 of the Security Instrument. "Event of Default" and other capitalized terms used but not defined in this Note shall have the meanings given to such terms in the Security Instrument.

2. Address for Payment. All payments due under this Note shall be payable at 650 Dresher Road, P.O. Box 1015, Horsham, Pennsylvania 19044-8015, Attn: Servicing -Account Manager, or such other place as may be designated by written notice to Borrower from or on behalf of Lender.

3. Payment of Principal and Interest. Principal and interest shall be paid as follows:

(a) Unless disbursement of principal is made by Lender to Borrower on the first day of the month, interest for the period beginning on the date of disbursement and ending on and including the last day of the month in which such disbursement is made shall be payable simultaneously with the execution of this Note. Interest under this Note shall be computed on the basis of a 360-day year consisting of twelve 30-day months.

(b) Consecutive monthly installments of principal and interest, each in the amount of Seventy One Thousand Eight Hundred Seventy One and 81/100 Dollars (US $71,871.81), shall be payable on the first day of each month beginning on April 1, 2000, until the entire unpaid principal balance evidenced by this Note is fully paid. Any accrued interest remaining past due for 30 days or more shall be added to and become part of the unpaid principal balance and shall bear interest at the rate or rates specified in this Note, and any reference below to "accrued interest" shall refer to accrued interest which has not become part of the unpaid principal balance. Any remaining principal and interest shall be due and payable on March 1, 2020 or on any earlier date on which the unpaid principal balance of this Note becomes due and payable, by acceleration or otherwise (the "Maturity Date"). The unpaid principal balance shall continue to bear interest after the Maturity Date at the Default Rate set forth in this Note until and including the date on which it is paid in full.

(c) Any regularly scheduled monthly installment of principal and interest that is received by Lender before the date it is due shall be deemed to have been received on the due date solely for the purpose of calculating interest due.

4. Application of Payments. If at any time Lender receives, from Borrower or otherwise, any amount applicable to the Indebtedness which is less than all amounts due and payable at such time, Lender may apply that payment to amounts then due and payable in any manner and in any order determined by Lender, in Lender's discretion. Borrower agrees that neither Lender's acceptance of a payment from Borrower in an amount that is less than all amounts then due and payable nor Lender's application of such payment shall constitute or be deemed to constitute either a waiver of the unpaid amounts or an accord and satisfaction.

5. Security. The Indebtedness is secured, among other things, by a multifamily mortgage, deed to secure debt or deed of trust dated as of the date of this Note (the "Security Instrument"), and reference is made to the Security Instrument for other rights of Lender as to collateral for the Indebtedness.

6. Acceleration. If an Event of Default has occurred and is continuing, the entire unpaid principal balance, any accrued interest, the prepayment premium payable under Paragraph 10, if any, and all other amounts payable under this Note and any other Loan Document shall at once become due and payable, at the option of Lender, without any prior notice to Borrower. Lender may exercise this option to accelerate regardless of any prior forbearance.

7. Late Charge. If any monthly amount payable under this Note or under the Security Instrument or any other Loan Document is not received by Lender within ten (10) days after the amount is due, Borrower shall pay to Lender, immediately and without demand by Lender, a late charge equal to five percent (5%) of such amount. Borrower acknowledges that its failure to make timely payments will cause Lender to incur additional expenses in servicing and processing the loan evidenced by this Note (the "Loan"), and that it is extremely difficult and impractical to determine those additional expenses. Borrower agrees that the late charge payable pursuant to this Paragraph represents a fair and reasonable estimate, taking into account all circumstances existing on the date of this Note, of the additional expenses Lender will incur by reason of such late payment. The late charge is payable in addition to, and not in lieu of, any interest payable at the Default Rate pursuant to Paragraph 8.

8. Default Rate. So long as (a) any monthly installment under this Note remains past due for 30 days or more, or (b) any other Event of Default has occurred and is continuing, interest under this Note shall accrue on the unpaid principal balance from the earlier of the due date of the first unpaid monthly installment or the occurrence of such other Event of Default, as applicable, at a rate (the "Default Rate") equal to the lesser of 4 percentage points above the rate stated in the first paragraph of this Note or the maximum interest rate which may be collected from Borrower under applicable law. If the unpaid principal balance and all accrued interest are not paid in full on the Maturity Date, the unpaid principal balance and all accrued interest shall bear interest from the Maturity Date at the Default Rate. Borrower also acknowledges that its failure to make timely payments will cause Lender to incur additional expenses in servicing and processing the Loan, that, during the time that any monthly installment under this Note is delinquent for more than 30 days, Lender will incur additional costs and expenses arising from its loss of the use of the money due and from the adverse impact on Lender's ability to meet its other obligations and to take advantage of other investment opportunities, and that it is extremely difficult and impractical to determine those additional costs and expenses. Borrower also acknowledges that, during the time that any monthly installment under this Note is delinquent for more than 30 days or any other Event of Default has occurred and is continuing, Lender's risk of nonpayment of this Note will be materially increased and Lender is entitled to be compensated for such increased risk. Borrower agrees that the increase in the rate of interest payable under this Note to the Default Rate represents a fair and reasonable estimate, taking into account all circumstances existing on the date of this Note, of the additional costs and expenses Lender will incur by reason of the Borrower's delinquent payment and the additional compensation Lender is entitled to receive for the increased risks of nonpayment associated with a delinquent loan.

9.    Limits on Personal Liability.

(a) Except as otherwise provided in this Paragraph 9, Borrower shall have no personal liability under this Note, the Security Instrument or any other Loan Document for the repayment of the Indebtedness or for the performance of any other obligations of Borrower under the Loan Documents, and Lender's only recourse for the satisfaction of the Indebtedness and the performance of such obligations shall be Lender's exercise of its rights and remedies with respect to the Mortgaged Property and any other collateral held by Lender as security for the Indebtedness. This limitation on Borrower's liability shall not limit or impair Lender's enforcement of its rights against any guarantor of the Indebtedness or any guarantor of any obligations of Borrower.

(b) Borrower shall be personally liable to Lender for the repayment of a portion of the Indebtedness equal to zero percent (0%) of the original principal balance of this Note, plus any other amounts for which Borrower has personal liability under this Paragraph 9.

(c) In addition to Borrower's personal liability under Paragraph 9(b), Borrower shall be personally liable to Lender for the repayment of a further portion of the Indebtedness equal to any loss or damage suffered by Lender as a result of
(1) failure of Borrower to pay to Lender upon demand after an Event of Default all Rents to which Lender is entitled under Section 3(a) of the Security Instrument and the amount of all security deposits collected by Borrower from tenants then in residence; (2) failure of Borrower to apply all insurance proceeds and condemnation proceeds as required by the Security Instrument; or
(3) failure of Borrower to comply with Section 14(d) or (e) of the Security Instrument relating to the delivery of books and records, statements, schedules and reports.

(d) For purposes of determining Borrower's personal liability under Paragraph 9(b) and Paragraph 9(c), all payments made by Borrower or any guarantor of this Note with respect to the Indebtedness and all amounts received by Lender from the enforcement of its rights under the Security Instrument shall be applied first to the portion of the Indebtedness for which Borrower has no personal liability.

(e) Borrower shall become personally liable to Lender for the repayment of all of the Indebtedness upon the occurrence of any of the following Events of
Default: (1) Borrower's acquisition of any property or operation of any business not permitted by Section 33 of the Security Instrument; (2) a Transfer (including, but not limited to, a lien or encumbrance) that is an Event of Default under Section 21 of the Security Instrument, other than a Transfer consisting solely of the involuntary removal or involuntary withdrawal of a general partner in a limited partnership or a manager in a limited liability company; or (3) fraud or written material misrepresentation by Borrower or any officer, director, partner, member or employee of Borrower in connection with the application for or creation of the Indebtedness or any request for any action or consent by Lender.

(f) In addition to any personal liability for the Indebtedness, Borrower shall be personally liable to Lender for (1) the performance of all of Borrower's obligations under Section 18 of the Security Instrument (relating to environmental matters); (2) the costs of any audit under Section 14(d) of the Security Instrument; and (3) any costs and expenses incurred by Lender in connection with the collection of any amount for which Borrower is personally liable under this Paragraph 9, including fees and out of pocket expenses of attorneys and expert witnesses and the costs of conducting any independent audit of Borrower's books and records to determine the amount for which Borrower has personal liability.

(g) To the extent that Borrower has personal liability under this Paragraph 9, Lender may exercise its rights against Borrower personally without regard to whether Lender has exercised any rights against the Mortgaged Property or any other security, or pursued any rights against any guarantor, or pursued any other rights available to Lender under this Note, the Security Instrument, any other Loan Document or applicable law. For purposes of this Paragraph 9, the term "Mortgaged Property" shall not include any funds that (1) have been applied by Borrower as required or permitted by the Security Instrument prior to the occurrence of an Event of Default or (2) Borrower was unable to apply as required or permitted by the Security Instrument because of a bankruptcy, receivership, or similar judicial proceeding.

10.   Voluntary and Involuntary Prepayments.

(a) A prepayment premium shall be payable in connection with any prepayment made under this Note as provided below:

(1) Borrower may voluntarily prepay all of the unpaid principal balance of this Note on the last Business Day of a calendar month if Borrower has given Lender at least 30 days prior notice of its intention to make such prepayment. Such prepayment shall be made by paying (A) the amount of principal being prepaid,
(B) all accrued interest, (C) all other sums due Lender at the time of such prepayment, and (D) the prepayment premium calculated pursuant to Schedule A. For all purposes including the accrual of interest, any prepayment received by Lender on any day other than the last calendar day of the month shall be deemed to have been received on the last calendar day of such month. For purposes of this Note, a "Business Day" means any day other than a Saturday, Sunday or any other day on which Lender is not open for business. Borrower shall not have the option to voluntarily prepay less than all of the unpaid principal balance.

(2) Upon Lender's exercise of any right of acceleration under this Note, Borrower shall pay to Lender, in addition to the entire unpaid principal balance of this Note outstanding at the time of the acceleration, (A) all accrued interest and all other sums due Lender, and (B) the prepayment premium calculated pursuant to Schedule A.

(3) Any application by Lender of any collateral or other security to the repayment of any portion of the unpaid principal balance of this Note prior to the Maturity Date and in the absence of acceleration shall be deemed to be a partial prepayment by Borrower, requiring the payment to Lender by Borrower of a prepayment premium. The amount of any such partial prepayment shall be computed so as to provide to Lender a prepayment premium computed pursuant to Schedule A without Borrower having to pay out-of-pocket any additional amounts.

(b) Notwithstanding the provisions of Paragraph 10(a), no prepayment premium shall be payable with respect to (A) any prepayment made no more than 180 days before the Maturity Date, or (B) any prepayment occurring as a result of the application of any insurance proceeds or condemnation award under the Security Instrument.

(c)   Schedule A is hereby incorporated by reference into this Note.

(d) Any permitted or required prepayment of less than the unpaid principal balance of this Note shall not extend or postpone the due date of any subsequent monthly installments or change the amount of such installments, unless Lender agrees otherwise in writing.

(e) Borrower recognizes that any prepayment of the unpaid principal balance of this Note, whether voluntary or involuntary or resulting from a default by Borrower, will result in Lender's incurring loss, including reinvestment loss, additional expense and frustration or impairment of Lender's ability to meet its commitments to third parties. Borrower agrees to pay to Lender upon demand damages for the detriment caused by any prepayment, and agrees that it is extremely difficult and impractical to ascertain the extent of such damages. Borrower therefore acknowledges and agrees that the formula for calculating prepayment premiums set forth on Schedule A represents a reasonable estimate of the damages Lender will incur because of a prepayment.

(f) Borrower further acknowledges that the prepayment premium provisions of this Note are a material part of the consideration for the Loan, and acknowledges that the terms of this Note are in other respects more favorable to Borrower as a result of the Borrower's voluntary agreement to the prepayment premium provisions.

11. Costs and Expenses. Borrower shall pay all expenses and costs, including fees and out-of-pocket expenses of attorneys and expert witnesses and costs of investigation, incurred by Lender as a result of any default under this Note or in connection with efforts to collect any amount due under this Note, or to enforce the provisions of any of the other Loan Documents, including those incurred in post-judgment collection efforts and in any bankruptcy proceeding (including any action for relief from the automatic stay of any bankruptcy proceeding) or judicial or non-judicial foreclosure proceeding.

12. Forbearance. Any forbearance by Lender in exercising any right or remedy under this Note, the Security Instrument, or any other Loan Document or otherwise afforded by applicable law, shall not be a waiver of or preclude the exercise of that or any other right or remedy. The acceptance by Lender of any payment after the due date of such payment, or in an amount which is less than the required payment, shall not be a waiver of Lender's right to require prompt payment when due of all other payments or to exercise any right or remedy with respect to any failure to make prompt payment. Enforcement by Lender of any security for Borrower's obligations under this Note shall not constitute an election by Lender of remedies so as to preclude the exercise of any other right or remedy available to Lender.

13.  Waivers.  Presentment,  demand,  notice  of  dishonor,  protest,  notice of acceleration, notice of intent to demand or accelerate payment or maturity, presentment for payment, notice of nonpayment, grace, and diligence in collecting the Indebtedness are waived by Borrower and all endorsers and guarantors of this Note and all other third party obligors.

14. Loan Charges. If any applicable law limiting the amount of interest or other charges permitted to be collected from Borrower in connection with the Loan is interpreted so that any interest or other charge provided for in any Loan Document, whether considered separately or together with other charges provided for in any other Loan Document, violates that law, and Borrower is entitled to the benefit of that law, that interest or charge is hereby reduced to the extent necessary to eliminate that violation. The amounts, if any, previously paid to Lender in excess of the permitted amounts shall be applied by Lender to reduce the unpaid principal balance of this Note. For the purpose of determining whether any applicable law limiting the amount of interest or other charges permitted to be collected from Borrower has been violated, all Indebtedness that constitutes interest, as well as all other charges made in connection with the Indebtedness that constitute interest, shall be deemed to be allocated and spread ratably over the stated term of the Note. Unless otherwise required by applicable law, such allocation and spreading shall be effected in such a manner that the rate of interest so computed is uniform throughout the stated term of the Note.

15. Commercial Purpose. Borrower represents that the Indebtedness is being incurred by Borrower solely for the purpose of carrying on a business or commercial enterprise, and not for personal, family or household purposes.

16. Counting of Days. Except where otherwise specifically provided, any reference in this Note to a period of "days" means calendar days, not Business Days.

17. Governing Law. This Note shall be governed by the law of the jurisdiction in which the Land is located.

18. Captions. The captions of the paragraphs of this Note are for convenience only and shall be disregarded in construing this Note.

19. Notices. All notices, demands and other communications required or permitted to be given by Lender to Borrower pursuant to this Note shall be given in accordance with Section 31 of the Security Instrument.

20. Consent to Jurisdiction and Venue. Borrower agrees that any controversy arising under or in relation to this Note shall be litigated exclusively in the jurisdiction in which the Land is located (the "Property Jurisdiction"). The state and federal courts and authorities with jurisdiction in the Property Jurisdiction shall have exclusive jurisdiction over all controversies which shall arise under or in relation to this Note. Borrower irrevocably consents to service, jurisdiction, and venue of such courts for any such litigation and waives any other venue to which it might be entitled by virtue of domicile, habitual residence or otherwise.

21. WAIVER OF TRIAL BY JURY. BORROWER AND LENDER EACH (A) AGREES NOT TO ELECT A TRIAL BY JURY WITH RESPECT TO ANY ISSUE ARISING OUT OF THIS NOTE OR THE RELATIONSHIP BETWEEN THE PARTIES AS LENDER AND BORROWER THAT IS TRIABLE OF RIGHT BY A JURY AND (B) WAIVES ANY RIGHT TO TRIAL BY JURY WITH RESPECT TO SUCH ISSUE TO THE EXTENT THAT ANY SUCH RIGHT EXISTS NOW OR IN THE FUTURE. THIS WAIVER OF RIGHT TO TRIAL BY JURY IS SEPARATELY GIVEN BY EACH PARTY, KNOWINGLY AND VOLUNTARILY WITH THE BENEFIT OF COMPETENT LEGAL COUNSEL.

ATTACHED SCHEDULES. The following Schedules are attached to this Note:

             X       Schedule A    Prepayment Premium (required)

             X       Schedule B    Modifications to Multifamily Note

IN WITNESS WHEREOF, Borrower has signed and delivered this Note or has caused this Note to be signed and delivered by its duly authorized representative.

                                    CENTURY PROPERTIES FUND XVII, a California limited partnership, doing business in Florida as Century Properties Fund XVII, Ltd.

                                    By:  Fox Partners, a California
                                         general partnership, its
                                         general partner

                                    By:  Fox Capital Management
                                         Corporation, a California
                                         corporation, its managing
                                         general partner

                                    By:
                                         Patti K. Fielding
                                         Vice President

                                    94-2782037
                                    Borrower's Social Security/Employer
                                    ID Number

PAY TO THE ORDER OF FEDERAL HOME LOAN MORTGAGE CORPORATION, WITHOUT RECOURSE, THIS ____ DAY OF FEBRUARY, 2000.

GMAC COMMERCIAL MORTGAGE
CORPORATION, a California
corporation

By:
   Donald W. Marshall
   Vice President

                                   SCHEDULE A
                               PREPAYMENT PREMIUM

      Any prepayment premium payable under Paragraph 10 of this Note shall be computed as follows:

(a) If the prepayment is made between the date of this Note and the date that is 180 months after the first day of the first calendar month following the date of this Note (the "Yield Maintenance Period"), the prepayment premium shall be the greater of:

(i)   1.0% of the unpaid principal balance of this Note; or

(ii)  the product obtained by multiplying:

(A)   the amount of principal being prepaid,

                        by

(B) the excess (if any) of the Monthly Note Rate over the Assumed Reinvestment Rate,

                        by

(C)   the Present Value Factor.

            For purposes of subparagraph (ii), the following definitions shall apply:

            Monthly Note Rate: one-twelfth (1/12) of the annual interest rate of the Note, expressed as a decimal calculated to five digits.

            Prepayment Date: in the case of a voluntary prepayment, the date on which the prepayment is made; in any other case, the date on which Lender accelerates the unpaid principal balance of the Note.

            Assumed Reinvestment Rate: one-twelfth (1/12) of the yield rate as of the date 5 Business Days before the Prepayment Date, on the 9.250% U.S. Treasury Security due February 1, 2016, as reported in The Wall Street Journal, expressed as a decimal calculated to five digits. In the event that no yield is published on the applicable date for the Treasury Security used to determine the Assumed Reinvestment Rate, Lender, in its discretion, shall select the non-callable Treasury Security maturing in the same year as the Treasury Security specified above with the lowest yield published in The Wall Street Journal as of the applicable date. If the publication of such yield rates in The Wall Street Journal is discontinued for any reason, Lender shall select a security with a comparable rate and term to the Treasury Security used to determine the Assumed Reinvestment Rate. The selection of an alternate security pursuant to this Paragraph shall be made in Lender's discretion.

            Present Value Factor: the factor that discounts to present value the costs resulting to Lender from the difference in interest rates during the months remaining in the Yield Maintenance Period, using the Assumed Reinvestment Rate as the discount rate, with monthly compounding, expressed numerically as follows:

                                    [OBJECT OMITTED]

            n = number of months remaining in Yield Maintenance Period

            ARR = Assumed Reinvestment Rate

(b) If the prepayment is made after the expiration of the Yield Maintenance Period but more than 180 days before the Maturity Date, the prepayment premium shall be 1.0% of the unpaid principal balance of this Note.

                                   SCHEDULE B
                        MODIFICATIONS TO MULTIFAMILY NOTE

1. The first sentence of 8 of the Note ("Default Rate") is hereby deleted and replaced with the following:

So long as (a) any monthly installment under this Note remains past due for more than thirty (30) days or (b) any other event of Default has occurred and is continuing, interest under this Note shall accrue on the unpaid principal balance from the earlier of the due date of the first unpaid monthly installment or the occurrence of such other Event of Default, as applicable, at a rate (the "Default Rate") equal to the lesser of (1) the maximum interest rate which may be collected from Borrower under applicable law or (2) the greater of (i) three percent (3%) above the Interest Rate or (ii) four percent (4.0%) above the then-prevailing Prime Rate. As used herein, the term "Prime Rate" shall mean the rate of interest announced by The Wall Street Journal from time to time as the "Prime Rate".

2. Paragraph 9(c) of the Note is amended to add the following subparagraph (4):

(4) failure by Borrower to pay the amount of the water and sewer charges, taxes, fire, hazard or other insurance premiums, ground rents in accordance with the terms of the Security Instrument.