Form 10QSB
period 2000-03-31
CENTURY PROPERTIES FUND XVII
filed 2000-05-11
CIK 356472

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

                   For the quarterly period ended March 31, 2000


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

ITEM 1.     FINANCIAL STATEMENTS

a)

                          CENTURY PROPERTIES FUND XVII

                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)

                          (in thousands, except unit data)

                                 March 31, 2000

Assets
   Cash and cash equivalents                                                $ 2,757
   Receivables and deposits                                                   1,223
   Restricted escrows                                                           168
   Other assets                                                                 735
   Investment properties:
      Land                                                   $  7,078
      Buildings and related personal property                  63,758
                                                               70,836
      Less accumulated depreciation                           (36,012)       34,824
                                                                           $ 39,707

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $  186
   Tenant security deposit liabilities                                          329
   Accrued property taxes                                                       442
   Other liabilities                                                            471
   Mortgage notes payable                                                    48,613

Partners' Deficit
   General partner                                           $ (8,215)
   Limited partners (75,000 units issued and
      outstanding)                                             (2,119)      (10,334)
                                                                           $ 39,707

            See Accompanying Notes to Consolidated Financial Statements

b)

                          CENTURY PROPERTIES FUND XVII

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)



                                                              Three Months Ended
                                                                   March 31,
                                                              2000           1999
Revenues:
   Rental income                                             $3,473         $3,356
   Other income                                                 197            163
      Total revenues                                          3,670          3,519

Expenses:
   Operating                                                  1,184          1,153
   General and administrative                                    72             69
   Depreciation                                                 692            611
   Interest                                                     974            894
   Property taxes                                               269            198
      Total expenses                                          3,191          2,925

Income before extraordinary loss                                479            594

Extraordinary loss on extinguishment of debt                   (102)            --

Net income                                                   $  377          $ 594

Net income allocated to general partner                       $  45           $ 70
Net income allocated to limited partners                        332            524
                                                             $  377          $ 594

Per limited partnership unit:
   Income before extraordinary loss                          $ 5.63         $ 6.99
   Extraordinary loss                                         (1.20)            --

   Net income                                                $ 4.43         $ 6.99

Distributions per limited partnership unit                   $76.84         $30.31

            See Accompanying Notes to Consolidated Financial Statements

c)

                          CENTURY PROPERTIES FUND XVII

          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)

                          (in thousands, except unit data)


                                     Limited
                                   Partnership   General     Limited
                                      Units      Partner     Partners       Total

Original capital contributions        75,000     $    --      $75,000     $ 75,000

Partners' (deficit) capital
   at December 31, 1999               75,000     $(8,023)     $ 3,312     $ (4,711)

Distributions to partners                 --        (237)      (5,763)      (6,000)

Net income for the three months
   ended March 31, 2000                   --          45          332          377

Partners' deficit at
   March 31, 2000                     75,000     $(8,215)     $(2,119)    $(10,334)


            See Accompanying Notes to Consolidated Financial Statements

d)
                          CENTURY PROPERTIES FUND XVII

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                 (in thousands)

                                                                Three Months Ended
                                                                     March 31,
                                                                2000          1999
Cash flows from operating activities:
  Net income                                                   $  377         $ 594
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                   692           611
   Amortization of loan costs and debt discounts                  109           355
   Extraordinary loss on debt refinancing                         102            --
   Change in accounts:
      Receivables and deposits                                     88           102
      Other assets                                                (41)          (42)
      Accounts payable                                            (66)          (45)
      Tenant security deposit liabilities                          21            17
      Accrued property taxes                                     (170)         (209)
      Other liabilities                                           148           (10)

            Net cash provided by operating activities           1,260         1,373

Cash flows from investing activities:
  Net withdrawals from restricted escrows                         295           291
  Property improvements and replacements                         (303)         (305)

            Net cash used in investing activities                  (8)          (14)

Cash flows from financing activities:
  Payments on mortgage notes payable                             (114)          (99)
  Payoff of mortgage notes payable                            (21,943)           --
  Proceeds from mortgage notes payable                         22,800            --
  Loan costs paid                                                (256)           --
  Prepayment penalty                                              (79)           --
  Distributions to partners                                    (6,000)       (2,500)

            Net cash used in financing activities              (5,592)       (2,599)

Net decrease in cash and cash equivalents                      (4,340)       (1,240)

Cash and cash equivalents at beginning of period                7,097         4,031

Cash and cash equivalents at end of period                    $ 2,757       $ 2,791

Supplemental disclosure of cash flow information:
  Cash paid for interest                                       $  674         $ 539

            See Accompanying Notes to Consolidated Financial Statements

e)
                          CENTURY PROPERTIES FUND XVII

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XVII (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation ("FCMC" or the "Managing General Partner") the general partner of the Partnership's general partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

Principles of Consolidation

The financial statements include all the accounts of the Partnership and Apartment CCG 17, L.P., which owns Cherry Creek Gardens Apartments, Apartment Creek 17, LLC, which owns Creekside Apartments and Apartment Lodge 17, LLC, which owns The Lodge Apartments. The Partnership ultimately holds a 100% interest in Apartment CCG 17, L.P., Apartment Creek 17, LLC, and Apartment Lodge 17, LLC. All intra-entity balances have been eliminated.

Note B - Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired a 100% ownership interest in the Managing General Partner. The Managing General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following payments were made to the Managing General Partner and affiliates during the three months ended March 31, 2000 and 1999:

                                                                  2000      1999
                                                                  (in thousands)

 Property management fees (included in operating expenses)        $184      $176
 Reimbursement for services of affiliates (included in
   investment properties, general and administrative
   expense and operating expense)                                   62        37
 Partnership management fee (included in general partner
   distributions)                                                  119       181

During the three months ended March 31, 2000 and 1999, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $184,000 and $176,000 for the three months ended March 31, 2000 and 1999, respectively.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $62,000 and $37,000 for the three months ended March 31, 2000 and 1999, respectively.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the general partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. Approximately $119,000 and $181,000 in Partnership management fees were paid along with the distributions from operations made during the three months ended March 31, 2000 and 1999, respectively.

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

AIMCO and its affiliates currently own 41,620 limited partnership units in the Partnership representing 55.493% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. As a result of its ownership of 55.493% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner. However, DeForest Ventures I L.P., from whom AIMCO, through its merger with Insignia, acquired its units, had agreed for the benefit of non-tendering unitholders, that it would vote its
Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non tendering unit holders.
Except for the foregoing, no other limitations are imposed on Insiginia Properties, L.P.'s right to vote each Unit acquired.

Note D - Distributions to Partners

During the three months ended March 31, 2000, the Partnership declared and paid a distribution of approximately $6,000,000 (approximately $5,763,000 to the limited partners or $76.84 per limited partnership unit) to its partners. The distribution consisted of approximately $1,190,000 (approximately $1,049,000 to the limited partners or $13.99 per limited partnership unit) from operations and approximately $4,810,000 (approximately $4,714,000 to the limited partners or $62.85 per limited partnership unit) from the proceeds of the refinancing of Cherry Creek Gardens Apartments in December 1999. During the three months ended March 31, 1999, the Partnership paid a distribution of approximately $2,500,000 (approximately $2,273,000 to the limited partners or $30.31 per limited partnership unit) to its partners. The distribution consisted of approximately $1,811,000 (approximately $1,598,000 to the limited partners or approximately $21.31 per limited partnership unit) from operations and approximately $689,000 (approximately $675,000 to the limited partners or $9.00 per limited partnership unit) from the proceeds of the refinancing of Creekside Apartments and The Lodge Apartments in August 1998.

Note E - Refinancing and Extraordinary Loss

On December 10, 1999, the Partnership refinanced the mortgage encumbering Cherry Creek Gardens Apartments. The refinancing replaced indebtedness of approximately $7,320,000 with a new mortgage in the amount of $12,415,000. The new mortgage carries a stated interest rate of 7.99%. Interest on the old mortgage was 8.63%. Payments on the mortgage loan are due monthly until the loan matures on January 1, 2020. In addition, the Partnership was required to establish a repair escrow of $110,000 with the lender for certain capital replacements. Total capitalized loan costs were approximately $92,000 at December 31, 1999. Additional loan costs of approximately $6,000 were capitalized during the three months ended March 31, 2000.

On January 28, 2000, the Partnership refinanced the mortgage encumbering Village in the Woods Apartments. The refinancing replaced indebtedness of approximately $14,421,000 with a new mortgage in the amount of $14,500,000. The new mortgage carries a stated interest rate of 8.56%. The refinanced mortgage was a zero coupon note which was discounted at an effective interest rate of 10.247%. Payments on the mortgage loan are due monthly until the loan matures on February 1, 2020. Total capitalized loan costs were approximately $148,000 at March 31, 2000. The Partnership recognized an extraordinary loss on the extinguishment of debt of approximately $93,000 due to the write off of an unamortized mortgage discount.

On February 15, 2000, the Partnership refinanced the first and second mortgages encumbering Cooper's Pond Apartments. The refinancing replaced indebtedness of approximately $7,522,000 with a new mortgage in the amount of $8,300,000. The new mortgage carries a stated interest rate of 8.47%. Interest rates on the refinanced mortgages were 8.00% and 8.5%. Payments on the mortgage loan are due monthly until the loan matures on March 1, 2020. Total capitalized loan costs were approximately $116,000 at March 31, 2000. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $102,000 due to the write-off of unamortized loan costs and a prepayment penalty.

Note F - Casualty Event

In November 1999, a fire occurred at The Village in the Woods Apartments which caused damage to sixteen units of the complex. The restoration will be completed during the second quarter of 2000. The financial statement impact of this loss is currently being evaluated by the Managing General Partner.

Note G - Segment Reporting

The Partnership has one reportable segment: residential properties. The Partnership's residential property segment consists of five apartment complexes, three of which are located in Colorado and one each in Texas and Florida. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

The Partnership evaluates performance based on segment profit (loss) before depreciation. The accounting policies of the reportable segment are the same as those described in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1999.

The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the three month periods ended March 31, 2000 and 1999 is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.

                 2000                   Residential      Other      Totals

Rental income                             $ 3,473        $  --     $ 3,473
Other income                                  162           35         197
Interest expense                              974           --         974
Depreciation                                  692           --         692
General and administrative expense             --           72          72
Extraordinary loss on extinguishment
  of debt                                    (102)          --        (102)
Segment profit (loss)                         414          (37)        377
Total assets                               38,719          988      39,707
Capital expenditures for investment
  properties                                  303           --         303


                 1999                   Residential      Other      Totals

Rental income                             $ 3,356        $  --     $ 3,356
Other income                                  153           10         163
Interest expense                              894           --         894
Depreciation                                  611           --         611
General and administrative expense             --           69          69
Segment profit (loss)                         653          (59)        594
Total assets                               39,489          715      40,204
Capital expenditures for investment
  properties                                  305           --         305

Note H - Legal Proceedings

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

The Partnership's investment properties consist of five apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2000 and 1999:

                                                  Average Occupancy

      Property                                     2000       1999

      Cherry Creek Gardens Apartments               96%        98%
         Englewood, Colorado
      Creekside Apartments                          98%        99%
         Denver, Colorado
      The Lodge Apartments                          98%        98%
         Denver, Colorado
      The Village in the Woods Apartments           92%        93%
         Cypress, Texas
      Cooper's Pond Apartments                      94%        95%
         Tampa, Florida

Results of Operations

The Partnership realized net income for the three months ended March 31, 2000 of approximately $377,000 as compared to net income of approximately $594,000 for the corresponding period of 1999. The decrease in net income was due to the recognition of an extraordinary loss on the extinguishment of debt recognized during the three months ended March 31, 2000. The extraordinary loss on the extinguishment of debt relates to the refinancing of the mortgage at Cooper's Pond Apartments (see discussion below).

Excluding the extraordinary loss on the extinguishment of debt, the Partnership realized income for the three months ended March 31, 2000 of approximately $479,000 as compared to income of approximately $594,000 for the corresponding period of 1999. The decrease in income before extraordinary loss was primarily due to an increase in total expenses partially offset by an increase in total revenues. Total revenues increased primarily due to an increase in rental income and, to a lesser extent, other income. The increase in rental income was due to an increase in average rental rates at all of the Partnership's investment properties. These increases were partially offset by slight decreases in occupancy at Cherry Creek Gardens Apartments, Creekside Apartments, Village in the Woods Apartments, and Cooper's Pond Apartments, as well as increased concession costs and bad debt expense at Village in the Woods Apartments. The increase in other income is due primarily to an increase in interest income due to higher average cash balances in interest bearing accounts and an increase in income from utility charges at Cherry Creek Gardens Apartments and Creekside Apartments.

Total expenses increased primarily due to increased depreciation expense, property tax expense and interest expense. Depreciation expense increased due to property improvements and replacements put into service during the last twelve months. Property tax expense increased due to an increase in the assessed value at Village in the Woods Apartments. Interest expense increased due to the refinancings of Cherry Creek Gardens Apartments in December 1999, Village in the Woods Apartments in January 2000, and Cooper's Pond Apartments in February 2000, as discussed below. General and administrative expenses were relatively constant for the comparable three month periods. Included in general and administrative expenses at both March 31, 2000 and 1999 are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly communications with investors and regulatory agencies required by the Partnership Agreement are included.

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

Liquidity and Capital Resources

At March 31, 2000, the Partnership had cash and cash equivalents of approximately $2,757,000 compared to approximately $2,791,000 at March 31, 1999. The decrease in cash and cash equivalents of approximately $4,340,000 from the Partnership's year ended December 31, 1999 is due to approximately $5,592,000 of cash used in financing activities and approximately $8,000 of cash used in investing activities, which was partially offset by approximately $1,260,000 of cash provided by operating activities. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Partnership's properties, the payoff of the previous mortgages encumbering Village in the Woods Apartments and Cooper's Pond Apartments, loan costs paid, the payment of a prepayment penalty on the refinancing of Cooper's Pond Apartments, and distributions to partners which was partially offset by the proceeds from the debt refinancing of Village in the Woods Apartments and Cooper's Pond Apartments. Cash used in investing activities consisted of property improvements and replacements largely offset by net withdrawals from escrow accounts maintained by the mortgage lenders. The Partnership invests its working capital reserves in money market accounts.

On December 10, 1999, the Partnership refinanced the mortgage encumbering Cherry Creek Gardens Apartments. The refinancing replaced indebtedness of approximately $7,320,000 with a new mortgage in the amount of $12,415,000. The new mortgage carries a stated interest rate of 7.99%. Interest on the old mortgage was 8.63%. Payments on the mortgage loan are due monthly until the loan matures on January 1, 2020. In addition, the Partnership was required to establish a repair escrow of $110,000 with the lender for certain capital replacements. Total capitalized loan costs were approximately $92,000 at December 31, 1999. Additional loan costs of approximately $6,000 were capitalized during the three months ended March 31, 2000.

On January 28, 2000, the Partnership refinanced the mortgage encumbering The Village in the Woods Apartments. The refinancing replaced indebtedness of approximately $14,421,000 with a new mortgage in the amount of $14,500,000. The new mortgage carries a stated interest rate of 8.56%. The refinanced mortgage was a zero coupon note which was discounted at an effective interest rate of 10.247%. Payments on the mortgage loan are due monthly until the loan matures on February 1, 2020. Total capitalized loan costs were approximately $148,000 at March 31, 2000.

On February 15, 2000, the Partnership refinanced the first and second mortgages encumbering Cooper's Pond Apartments. The refinancing replaced indebtedness of approximately $7,522,000 with a new mortgage in the amount of $8,300,000. The new mortgage carries a stated interest rate of 8.47%. Interest rates on the refinanced mortgages were 8.00% and 8.5%. Payments on the mortgage loan are due monthly until the loan matures on March 1, 2020. Total capitalized loan costs were approximately $116,000 at March 31, 2000. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $102,000 due to the write-off of unamortized loan costs and a prepayment penalty.

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

Cherry Creek Gardens Apartments

During the three months ended March 31, 2000, the Partnership completed approximately $26,000 of capital improvements at the property, consisting primarily of appliances, carpet and vinyl replacement, golf carts, water heater replacements, and other building improvements. These improvements were funded from operating cash flow. The Partnership has evaluated the capital improvement needs of the property for the year. The amount budgeted for 2000 is approximately $626,000, consisting primarily of swimming pool upgrades, clubhouse renovations, carpet replacement, appliances, and other building improvements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Creekside Apartments

During the three months ended March 31, 2000, the Partnership completed approximately $45,000 of capital improvements at the property, consisting primarily of roof replacement, appliances, carpet and vinyl replacement, and water heater replacements. These improvements were funded from operating cash flow. The Partnership has evaluated the capital improvement needs of the property for the year. The amount budgeted for 2000 is approximately $443,000, consisting primarily of appliances, carpet replacement, and submetering improvements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Lodge Apartments

During the three months ended March 31, 2000, the Partnership completed approximately $11,000 of capital improvements at the property, consisting primarily of carpet and vinyl replacements. These improvements were funded from operating cash flow. The Partnership has evaluated the capital improvement needs of the property for the year. The amount budgeted for 2000 is approximately $450,000, consisting primarily of carpet replacements and submetering improvements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Village in the Woods Apartments

During the three months ended March 31, 2000, the Partnership completed approximately $63,000 of capital improvements at the property, consisting primarily of parking area improvements, office equipment, carpet replacements, and golf carts. These improvements were funded from operating cash flow. The Partnership has evaluated the capital improvement needs of the property for the year. The amount budgeted for 2000 is approximately $173,000, consisting primarily of appliances, air conditioning unit replacement, and carpet and vinyl replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Cooper's Pond Apartments

During the three months ended March 31, 2000, the Partnerhsip completed approximately $158,000 of capital improvements at the property, consisting primarily of carpet and vinyl replacements, appliances, and plumbing upgrades. These improvements were funded from Partnership reserves. The Partnership has evaluated the capital improvement needs of the property for the year. The amount budgeted for 2000 is approximately $558,000, consisting primarily of air conditioning unit replacement, carpet and vinyl replacement, major landscaping, swimming pool improvements, plumbing upgrades, and structural improvements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $48,613,000 is amortized over varying periods with maturity dates ranging from September 2008 at Creekside Apartments and The Lodge Apartments to March 2020 at Cooper's Pond Apartments. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

During the three months ended March 31, 2000, the Partnership declared and paid a distribution of approximately $6,000,000 (approximately $5,763,000 to the limited partners or $76.84 per limited partnership unit) to its partners. The distribution consisted of approximately $1,190,000 (approximately $1,049,000 to the limited partners or $13.99 per limited partnership unit) from operations and approximately $4,810,000 (approximately $4,714,000 to the limited partners or $62.85 per limited partnership unit) from the proceeds of the refinancing of Cherry Creek Gardens Apartments in December 1999. During the three months ended March 31, 1999, the Partnership paid a distribution of approximately $2,500,000 (approximately $2,273,000 to the limited partners or $30.31 per limited partnership unit) to its partners. The distribution consisted of approximately $1,811,000 (approximately $1,598,000 to the limited partners or approximately $21.31 per limited partnership unit) from operations and approximately $689,000 (approximately $675,000 to the limited partners or $9.00 per limited partnership unit) from the proceeds of the refinancing of Creekside Apartments and The Lodge Apartments in August 1998. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit further distributions to its partners during the remainder of 2000 or subsequent periods.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Part 1 - Financial Information, Item 1. Financial Statements, Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b)    Reports on Form 8-K filed during the first quarter of 2000:

                  None.

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