Form 10QSB
period 2000-06-30
CENTURY PROPERTIES FUND XVII
filed 2000-08-14
CIK 356472

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

                    For the quarterly period ended June 30, 2000


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

ITEM 1.     FINANCIAL STATEMENTS

a)

                          CENTURY PROPERTIES FUND XVII

                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)

                          (in thousands, except unit data)

                                  June 30, 2000

Assets

   Cash and cash equivalents                                                $ 1,003
   Receivables and deposits                                                     556
   Restricted escrows                                                           177
   Other assets                                                                 753
   Investment properties:
      Land                                                   $  7,078
      Buildings and related personal property                  64,210
                                                               71,288
      Less accumulated depreciation                           (36,688)       34,600
                                                                           $ 37,089

Liabilities and Partners' Deficit
Liabilities

   Accounts payable                                                          $  255
   Tenant security deposit liabilities                                          344
   Accrued property taxes                                                       448
   Other liabilities                                                            461
   Mortgage notes payable                                                    48,397

Partners' Deficit

   General partner                                           $ (8,451)
   Limited partners (75,000 units issued and
      outstanding)                                             (4,365)      (12,816)
                                                                           $ 37,089

            See Accompanying Notes to Consolidated Financial Statements

b)

                          CENTURY PROPERTIES FUND XVII

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)



                                               Three Months Ended      Six Months Ended
                                                    June 30,               June 30,
                                                 2000       1999       2000       1999
Revenues:
   Rental income                               $ 3,497    $ 3,409    $ 6,970     $ 6,765
   Other income                                    290        198        487         361
     Total revenues                              3,787      3,607      7,457       7,126

Expenses:
   Operating                                     1,209      1,147      2,393       2,300
   General and administrative                       83        105        155         174
   Depreciation                                    709        621      1,401       1,232
   Interest                                        963        890      1,937       1,784
   Property taxes                                  221        205        490         403
     Total expenses                              3,185      2,968      6,376       5,893

Income before extraordinary loss                   602        639      1,081       1,233
Extraordinary loss on early extinguishment
  of debt                                           --         --       (102)         --

Net income                                      $  602      $ 639      $ 979     $ 1,233

Net income allocated to general partner          $  71       $ 75      $ 116       $ 145
Net income allocated to limited partners           531        564        863       1,088

                                                $  602      $ 639      $ 979     $ 1,233
Per limited partnership unit:

  Income before extraordinary loss              $ 7.08     $ 7.52    $ 12.71     $ 14.51
  Extraordinary loss                                --         --      (1.20)         --

Net income                                      $ 7.08     $ 7.52    $ 11.51     $ 14.51

Distributions per limited partnership
  unit                                         $ 37.03      $ --     $113.87     $ 30.31

            See Accompanying Notes to Consolidated Financial Statements

c)

                          CENTURY PROPERTIES FUND XVII

          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)

                          (in thousands, except unit data)



                                     Limited
                                    Partnership   General     Limited
                                       Units      Partner     Partners      Total

 Original capital contributions       75,000        $ --      $75,000      $ 75,000

 Partners' (deficit) capital
    at December 31, 1999              75,000      $(8,023)    $ 3,312      $ (4,711)

 Distributions to partners                --         (544)     (8,540)       (9,084)

 Net income for the six months
    ended June 30, 2000                   --          116         863           979

 Partners' deficit at
    June 30, 2000                     75,000      $(8,451)    $(4,365)     $(12,816)


            See Accompanying Notes to Consolidated Financial Statements

d)

                          CENTURY PROPERTIES FUND XVII

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                   (in thousands)

                                                                Six Months Ended
                                                                     June 30,

                                                               2000          1999
Cash flows from operating activities:

  Net income                                                   $ 979        $ 1,233
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                 1,401         1,232
   Amortization of loan costs and debt discounts                  125           710
   Extraordinary loss on debt refinancing                         102            --
   Loss on disposal of property                                   193            --
   Change in accounts:
      Receivables and deposits                                    578            72
      Other assets                                                (35)          (44)
      Accounts payable                                              3           (49)
      Tenant security deposit liabilities                          36            22
      Accrued property taxes                                     (164)         (145)
      Other liabilities                                           138           (48)

            Net cash provided by operating activities           3,356         2,983

Cash flows from investing activities:

  Property improvements and replacements                         (981)         (944)
  Net withdrawals from restricted escrows                         286           684
  Insurance proceeds received                                     177            --

            Net cash used in investing activities                (518)         (260)

Cash flows from financing activities:

  Payments on mortgage notes payable                             (330)         (199)
  Payoff of mortgage notes payable                            (21,943)           --
  Proceeds from mortgage notes payable                         22,800            --
  Loan costs paid                                                (296)           --
  Prepayment penalty                                              (79)           --
  Distributions to partners                                    (9,084)       (2,500)

            Net cash used in financing activities              (8,932)       (2,699)

Net (decrease) increase in cash and cash equivalents           (6,094)           24

Cash and cash equivalents at beginning of period                7,097         4,031

Cash and cash equivalents at end of period                    $ 1,003       $ 4,055

Supplemental disclosure of cash flow information:

  Cash paid for interest                                      $ 1,622       $ 1,075

            See Accompanying Notes to Consolidated Financial Statements

e)
                          CENTURY PROPERTIES FUND XVII

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XVII (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation ("FCMC" or the "Managing General Partner") the general partner of the Partnership's General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

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

The following payments were made to the Managing General Partner and affiliates during the six months ended June 30, 2000 and 1999:

                                                                  2000      1999
                                                                  (in thousands)
 Property management fees (included in operating expenses)        $371      $356
 Reimbursement for services of affiliates (included in
   investment properties, general and administrative
   expense and operating expense)                                  104       121
 Partnership management fee (included in general partner
   distributions)                                                  370       181

During the six months ended June 30, 2000 and 1999, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $371,000 and $356,000 for the six months ended June 30, 2000 and 1999, respectively.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $104,000 and $121,000 for the six months ended June 30, 2000 and 1999, respectively.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the general partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. Approximately $370,000 and $181,000 in Partnership management fees were paid along with the distributions from operations made during the six months ended June 30, 2000 and 1999, respectively.

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

AIMCO and its affiliates currently own 41,637 limited partnership units in the Partnership representing 55.52% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates or affiliates of the Managing General Partner. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. In this regard, on July 24, 2000 an affiliate of AIMCO commenced a tender offer to purchase any and all of the remaining partnership interests for a purchase price of $309.00 per unit. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. As a result of its ownership of 55.52% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner. However, DeForest Ventures I L.P., from whom AIMCO, through its merger with Insignia, acquired its units, had agreed for the benefit of non-tendering unitholders, that it would vote its
Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non tendering unit holders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates right to vote each Unit acquired.

Note D - Distributions to Partners

During the six months ended June 30, 2000, the Partnership declared and paid distributions of approximately $9,084,000 (approximately $8,540,000 to the limited partners or $113.87 per limited partnership unit) to its partners. The distributions consisted of approximately $3,695,000 (approximately $3,259,000 to the limited partners or $43.46 per limited partnership unit) from operations and approximately $5,389,000 (approximately $5,281,000 to the limited partners or $70.41 per limited partnership unit) from the proceeds of the refinancing of Cherry Creek Gardens Apartments in December 1999 and the refinancing of Cooper's Pond Apartments in February 2000. During the six months ended June 30, 1999, the Partnership paid a distribution of approximately $2,500,000 (approximately $2,273,000 to the limited partners or $30.31 per limited partnership unit) to its partners. The distribution consisted of approximately $1,811,000 (approximately $1,598,000 to the limited partners or approximately $21.31 per limited partnership unit) from operations and approximately $689,000 (approximately $675,000 to the limited partners or $9.00 per limited partnership unit) from the proceeds of the refinancing of Creekside Apartments and The Lodge Apartments in August 1998.

Note E - Refinancing and Extraordinary Loss

On December 10, 1999, the Partnership refinanced the mortgage encumbering Cherry Creek Gardens Apartments. The refinancing replaced indebtedness of approximately $7,320,000 with a new mortgage in the amount of $12,415,000. The new mortgage carries a stated interest rate of 7.99%. Interest on the old mortgage was 8.63%. Payments on the mortgage loan are due monthly until the loan matures on January 1, 2020. In addition, the Partnership was required to establish a repair escrow of $110,000 with the lender for certain capital replacements. Total capitalized loan costs were approximately $92,000 at December 31, 1999. Additional loan costs of approximately $6,000 were capitalized during the six months ended June 30, 2000.

On January 28, 2000, the Partnership refinanced the mortgage encumbering Village in the Woods Apartments. The refinancing replaced indebtedness of approximately $14,421,000 with a new mortgage in the amount of $14,500,000. The new mortgage carries a stated interest rate of 8.56%. The refinanced mortgage was a zero coupon note which was discounted at an effective interest rate of 10.247%. Payments on the mortgage loan are due monthly until the loan matures on February 1, 2020. Total capitalized loan costs were approximately $143,000 at June 30, 2000.

On February 15, 2000, the Partnership refinanced the first and second mortgages encumbering Cooper's Pond Apartments. The refinancing replaced indebtedness of approximately $7,522,000 with a new mortgage in the amount of $8,300,000. The new mortgage carries a stated interest rate of 8.47%. Interest rates on the refinanced mortgages were 8.0% and 8.5%. Payments on the mortgage loan are due monthly until the loan matures on March 1, 2020. Total capitalized loan costs were approximately $147,000 at June 30, 2000. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $102,000 due to the write-off of unamortized loan costs and a prepayment penalty.

Note F - Casualty Event

In November 1999, a fire occurred at The Village in the Woods Apartments which caused damage to sixteen units of the complex. As of June 30, 2000, the loss and expenditures associated with this casualty have been offset by insurance proceeds. The financial impact may change in future months depending on final negotiations with the insurance company.

Note G - Segment Reporting

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

Factors management used to identify the enterprise's reportable segments: The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the three and six month periods ended June 30, 2000 and 1999 is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.

    Six months ended June 30, 2000      Residential     Other      Totals

Rental income                             $ 6,970        $  --     $ 6,970
Other income                                  443           44         487
Interest expense                            1,937           --       1,937
Depreciation                                1,401           --       1,401
General and administrative expense             --          155         155
Extraordinary loss on early
  extinguishment of debt                     (102)          --        (102)
Segment profit (loss)                       1,090         (111)        979
Total assets                               36,846          243      37,089
Capital expenditures for investment
  properties                                   981          --         981


   Three months ended June 30, 2000     Residential     Other      Totals

Rental income                             $ 3,497        $  --     $ 3,497
Other income                                  281            9         290
Interest expense                              963           --         963
Depreciation                                  709           --         709
General and administrative expense             --           83          83
Segment profit (loss)                         676          (74)        602

    Six months ended June 30, 1999      Residential     Other      Totals

Rental income                             $ 6,765        $  --     $ 6,765
Other income                                  337           24         361
Interest expense                            1,784           --       1,784
Depreciation                                1,232           --       1,232
General and administrative expense             --          174         174
Segment profit (loss)                       1,383         (150)      1,233
Total assets                               40,498          605      41,103
Capital expenditures for investment
  properties                                  944           --         944


   Three months ended June 30, 1999     Residential     Other      Totals

Rental income                             $ 3,409        $  --     $ 3,409
Other income                                  184           14         198
Interest expense                              890           --         890
Depreciation                                  621           --         621
General and administrative expense             --          105         105
Segment profit (loss)                         730          (91)        639


Note H - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court will entertain applications for lead counsel which must be filed by August 4, 2000. The Court has scheduled a hearing on August 21, 2000 to address the issue of appointing lead counsel. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of five apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2000 and 1999:

                                                  Average Occupancy

      Property                                     2000       1999

      Cherry Creek Gardens Apartments               96%        97%
         Englewood, Colorado
      Creekside Apartments                          97%        98%
         Denver, Colorado
      The Lodge Apartments                          98%        98%
         Denver, Colorado
      The Village in the Woods Apartments           90%        93%
         Cypress, Texas
      Cooper's Pond Apartments                      96%        96%
         Tampa, Florida

The Managing General Partner attributes the decrease in occupancy at The Village in the Woods to an increase in home purchases and increased competition due to the construction of new apartment complexes in the area.

Results of Operations

The Partnership realized net income for the six months ended June 30, 2000 of approximately $979,000 as compared to net income of approximately $1,233,000 for the corresponding period of 1999. The Partnership's net income for the three months ended June 30, 2000 was approximately $602,000 compared to approximately $639,000 for the three months ended June 30, 1999. The decrease in net income for the six month period ended June 30, 2000 was primarily due to recognition of a $102,000 extraordinary loss on the extinguishment of debt. Income before extraordinary loss for the six months ended June 30, 2000 and 1999 was approximately $1,081,000 and $1,233,000, respectively. This decrease was due to an increase in total revenues which was more than offset by an increase in total expenses. The extraordinary loss on extinguishment of debt relates to the refinancing of the mortgage at Cooper's Pond Apartments (see discussion below). The decrease in net income for the three month period ended June 30, 2000 was due to an increase in total expenses partially offset by an increase in total revenues.

Total revenues increased for the three and six month periods ended June 30, 2000 due to an increase in rental income and other income. The increase in rental income was due to an increase in average rental rates at all of the Partnership's investment properties. These increases were partially offset by decreases in occupancy at Cherry Creek Gardens Apartments, Creekside Apartments, and Village in the Woods Apartments, as well as increased concession costs and bad debt expense at Village in the Woods Apartments and Cherry Creek Gardens Apartments. The increase in other income is due primarily to an increase in interest income due to higher average cash balances in interest bearing accounts and an increase in income from utility charges at Cherry Creek Gardens Apartments and Creekside Apartments.

Total expenses increased for the three and six month periods ended June 30, 2000 primarily due to increased depreciation expense, property tax expense and
interest   expense  which  was  partially   offset  by  decreased   general  and
administrative expenses. Depreciation expense increased due to property improvements and replacements put into service during the last twelve months. Property tax expense increased due to an increase in the assessed value at Village in the Woods Apartments. Interest expense increased due to the refinancings of Cherry Creek Gardens Apartments in December 1999, Village in the Woods Apartments in January 2000, and Cooper's Pond Apartments in February 2000, as discussed below. General and administrative expenses decreased due to a decrease in professional fees associated with the administration of the Partnership. Included in general and administrative expenses at both June 30, 2000 and 1999 are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly communications with investors and regulatory agencies required by the Partnership Agreement are included.

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

Liquidity and Capital Resources

At June 30, 2000, the Partnership had cash and cash equivalents of approximately $1,003,000 compared to approximately $4,055,000 at June 30, 1999. The decrease in cash and cash equivalents of approximately $6,094,000 from the Partnership's year ended December 31, 1999 is due to approximately $8,932,000 of cash used in financing activities and approximately $518,000 of cash used in investing activities, which was partially offset by approximately $3,356,000 of cash provided by operating activities. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Partnership's properties, the payoff of the previous mortgages encumbering Village in the Woods Apartments and Cooper's Pond Apartments, loan costs paid, the payment of a prepayment penalty on the refinancing of Cooper's Pond Apartments, and distributions to partners which was partially offset by the proceeds from the debt refinancing of Village in the Woods Apartments and Cooper's Pond Apartments. Cash used in investing activities consisted of property improvements and replacements largely offset by net withdrawals from escrow accounts maintained by the mortgage lenders and insurance proceeds received. The Partnership invests its working capital reserves in money market accounts.

On December 10, 1999, the Partnership refinanced the mortgage encumbering Cherry Creek Gardens Apartments. The refinancing replaced indebtedness of approximately $7,320,000 with a new mortgage in the amount of $12,415,000. The new mortgage carries a stated interest rate of 7.99%. Interest on the old mortgage was 8.63%. Payments on the mortgage loan are due monthly until the loan matures on January 1, 2020. In addition, the Partnership was required to establish a repair escrow of $110,000 with the lender for certain capital replacements. Total capitalized loan costs were approximately $92,000 at December 31, 1999. Additional loan costs of approximately $6,000 were capitalized during the six months ended June 30, 2000.

On January 28, 2000, the Partnership refinanced the mortgage encumbering The Village in the Woods Apartments. The refinancing replaced indebtedness of approximately $14,421,000 with a new mortgage in the amount of $14,500,000. The new mortgage carries a stated interest rate of 8.56%. The refinanced mortgage was a zero coupon note which was discounted at an effective interest rate of 10.247%. Payments on the mortgage loan are due monthly until the loan matures on February 1, 2020. Total capitalized loan costs were approximately $143,000 at June 30, 2000.

On February 15, 2000, the Partnership refinanced the first and second mortgages encumbering Cooper's Pond Apartments. The refinancing replaced indebtedness of approximately $7,522,000 with a new mortgage in the amount of $8,300,000. The new mortgage carries a stated interest rate of 8.47%. Interest rates on the refinanced mortgages were 8.0% and 8.5%. Payments on the mortgage loan are due monthly until the loan matures on March 1, 2020. Total capitalized loan costs were approximately $147,000 at June 30, 2000. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $102,000 due to the write-off of unamortized loan costs and a prepayment penalty.

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

Cherry Creek Gardens Apartments

During the six months ended June 30, 2000, the Partnership completed approximately $169,000 of capital improvements at the property, consisting primarily of swimming pool upgrades, exterior painting, carpet and vinyl replacements, parking area improvements, and water heater replacements. These improvements were funded from operating cash flow. The Partnership has evaluated the capital improvement needs of the property for the year. The amount budgeted for 2000 is approximately $626,000, consisting primarily of swimming pool upgrades, clubhouse renovations, carpet replacement, appliances, and other building improvements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Creekside Apartments

During the six months ended June 30, 2000, the Partnership completed approximately $84,000 of capital improvements at the property, consisting primarily of roof replacement, air conditioning unit replacement, carpet and vinyl replacements, and water heater replacements. These improvements were funded from operating cash flow and the Partnership's reserves. The Partnership has evaluated the capital improvement needs of the property for the year. The amount budgeted for 2000 is approximately $443,000, consisting primarily of appliances, carpet replacement, and submetering improvements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Lodge Apartments

During the six months ended June 30, 2000, the Partnership completed approximately $56,000 of capital improvements at the property, consisting primarily of carpet and vinyl replacements and HVAC condensing units. These improvements were funded from operating cash flow and the Partnership's reserves. The Partnership has evaluated the capital improvement needs of the property for the year. The amount budgeted for 2000 is approximately $450,000, consisting primarily of carpet replacements and submetering improvements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Village in the Woods Apartments

During the six months ended June 30, 2000, the Partnership completed approximately $390,000 of budgeted and non-budgeted capital improvements at the property, consisting primarily of parking area improvements, office equipment, carpet replacements, and other building improvements. In addition, the Partnership completed repairs and replacements related to a fire in November 1999. These improvements were funded from operating cash flow and insurance proceeds. The Partnership has evaluated the capital improvement needs of the property for the year. The amount budgeted for 2000 is approximately $223,000, consisting primarily of appliances, air conditioning unit replacement, and carpet and vinyl replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Cooper's Pond Apartments

During the six months ended June 30, 2000, the Partnership completed approximately $282,000 of capital improvements at the property, consisting primarily of carpet and vinyl replacements, appliances, light fixture replacements, swimming pool improvements, and plumbing upgrades. These improvements were funded from Partnership reserves. The Partnership has evaluated the capital improvement needs of the property for the year. The amount budgeted for 2000 is approximately $558,000, consisting primarily of air conditioning unit replacement, carpet and vinyl replacement, major landscaping, swimming pool improvements, plumbing upgrades, and structural improvements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $48,397,000 is amortized over varying periods with maturity dates ranging from September 2008 at Creekside Apartments and The Lodge Apartments to March 2020 at Cooper's Pond Apartments. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

During the six months ended June 30, 2000, the Partnership declared and paid distributions of approximately $9,084,000 (approximately $8,540,000 to the limited partners or $113.87 per limited partnership unit) to its partners. The distributions consisted of approximately $3,695,000 (approximately $3,259,000 to the limited partners or $43.46 per limited partnership unit) from operations and approximately $5,389,000 (approximately $5,281,000 to the limited partners or $70.41 per limited partnership unit) from the proceeds of the refinancing of Cherry Creek Gardens Apartments in December 1999 and the refinancing of Cooper's Pond Apartments in February 2000. During the six months ended June 30, 1999, the Partnership paid a distribution of approximately $2,500,000 (approximately $2,273,000 to the limited partners or $30.31 per limited partnership unit) to its partners. The distribution consisted of approximately $1,811,000 (approximately $1,598,000 to the limited partners or approximately $21.31 per limited partnership unit) from operations and approximately $689,000 (approximately $675,000 to the limited partners or $9.00 per limited partnership unit) from the proceeds of the refinancing of Creekside Apartments and The Lodge Apartments in August 1998. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit further distributions to its partners during the remainder of 2000 or subsequent periods.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court will entertain applications for lead counsel which must be filed by August 4, 2000. The Court has scheduled a hearing on August 21, 2000 to address the issue of appointing lead counsel. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a) Exhibits:

               Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b) Reports on Form 8-K filed during the quarter ended June 30, 2000:

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