Form 10QSB
period 2000-09-30
CENTURY PROPERTIES FUND XVII
filed 2000-11-09
CIK 356472

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

                 For the quarterly period ended September 30, 2000


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


ITEM 1.     FINANCIAL STATEMENTS

a)

                          CENTURY PROPERTIES FUND XVII

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                          (in thousands, except unit data)

                               September 30, 2000



Assets
   Cash and cash equivalents                                                $ 1,966
   Receivables and deposits                                                     625
   Restricted escrows                                                            69
   Other assets                                                                 748
   Investment properties:
      Land                                                   $  7,078
      Buildings and related personal property                  64,682
                                                               71,760
      Less accumulated depreciation                           (37,398)       34,362
                                                                           $ 37,770
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $  146
   Tenant security deposit liabilities                                          361
   Accrued property taxes                                                       660
   Other liabilities                                                            448
   Mortgage notes payable                                                    48,177

Partners' Deficit
   General partner                                           $ (8,358)
   Limited partners (75,000 units issued and
      outstanding)                                             (3,664)      (12,022)
                                                                           $ 37,770



            See Accompanying Notes to Consolidated Financial Statements

b)

                          CENTURY PROPERTIES FUND XVII

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)



                                               Three Months Ended     Nine Months Ended
                                                  September 30,         September 30,
                                                 2000       1999       2000       1999
Revenues:
  Rental income                                $ 3,564    $ 3,425    $10,534     $10,190
  Other income                                     363        198        850         559
     Total revenues                              3,927      3,623     11,384      10,749

Expenses:
   Operating                                     1,172      1,293      3,565       3,593
   General and administrative                       77         87        232         261
   Depreciation                                    710        646      2,111       1,878
   Interest                                        962        890      2,899       2,674
   Property taxes                                  212        200        702         603
     Total expenses                              3,133      3,116      9,509       9,009

Income before extraordinary loss                   794        507      1,875       1,740
Extraordinary loss on early extinguishment
  of debt                                           --         --       (102)         --

Net income                                      $ 794      $ 507     $ 1,773     $ 1,740

Net income allocated to general partner          $ 94       $ 60      $ 209       $ 205
Net income allocated to limited partners          700        447      1,564       1,535

                                                $ 794      $ 507     $ 1,773     $ 1,740
Per limited partnership unit:
  Income before extraordinary loss              $ 9.33     $ 5.96    $ 22.05     $ 20.47
  Extraordinary loss                                --         --      (1.20)         --

Net income                                      $ 9.33     $ 5.96    $ 20.85     $ 20.47

Distributions per limited partnership
  unit                                           $ --     $ 13.76    $113.87     $ 44.07

            See Accompanying Notes to Consolidated Financial Statements

c)

                          CENTURY PROPERTIES FUND XVII

          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                          (in thousands, except unit data)



                                     Limited
                                    Partnership   General     Limited
                                       Units      Partner     Partners      Total

 Original capital contributions       75,000        $ --      $75,000      $ 75,000

 Partners' (deficit) capital
    at December 31, 1999              75,000      $(8,023)    $ 3,312      $ (4,711)

 Distributions to partners                --         (544)     (8,540)       (9,084)

 Net income for the nine months
    ended September 30, 2000              --          209       1,564         1,773

 Partners' deficit at
    September 30, 2000                75,000      $(8,358)    $(3,664)     $(12,022)

            See Accompanying Notes to Consolidated Financial Statements

d)

                          CENTURY PROPERTIES FUND XVII

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)

                                                                Nine Months Ended
                                                                   September 30,
                                                               2000          1999
Cash flows from operating activities:
  Net income                                                  $ 1,773       $ 1,740
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                 2,111         1,878
   Amortization of loan costs and debt discounts                  142         1,065
   Extraordinary loss on debt refinancing                         102            --
   Change in accounts:
      Receivables and deposits                                    879            (5)
      Other assets                                                (47)         (116)
      Accounts payable                                           (106)          (58)
      Tenant security deposit liabilities                          53            38
      Accrued property taxes                                       48           (80)
      Other liabilities                                           125           (27)

            Net cash provided by operating activities           5,080         4,435

Cash flows from investing activities:
  Property improvements and replacements                       (1,453)       (1,694)
  Net withdrawals from restricted escrows                         394           604

            Net cash used in investing activities              (1,059)       (1,090)

Cash flows from financing activities:
  Payments on mortgage notes payable                             (550)         (301)
  Payoff of mortgage notes payable                            (21,943)           --
  Proceeds from mortgage notes payable                         22,800            --
  Loan costs paid                                                (296)           --
  Prepayment penalty                                              (79)           --
  Distributions to partners                                    (9,084)       (3,670)

            Net cash used in financing activities              (9,152)       (3,971)

Net decrease in cash and cash equivalents                      (5,131)         (626)

Cash and cash equivalents at beginning of period                7,097         4,031

Cash and cash equivalents at end of period                    $ 1,966       $ 3,405

Supplemental disclosure of cash flow information:
  Cash paid for interest                                      $ 2,566       $ 1,609

            See Accompanying Notes to Consolidated Financial Statements

e)
                          CENTURY PROPERTIES FUND XVII

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XVII (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation ("FCMC" or the "Managing General Partner") the managing general partner of the Partnership's general partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

Principles of Consolidation

The financial statements include all the accounts of the Partnership and Apartment CCG 17, L.P., which owns Cherry Creek Gardens Apartments, Apartment Creek 17, LLC, which owns Creekside Apartments and Apartment Lodge 17, LLC, which owns The Lodge Apartments. The Partnership ultimately holds 100% interest in Apartment CCG 17, L.P., Apartment Creek 17, LLC, and Apartment Lodge 17, LLC. All intra-entity balances have been eliminated.

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

The following payments were made to the Managing General Partner and affiliates during the nine months ended September 30, 2000 and 1999:

                                                                  2000      1999
                                                                  (in thousands)
 Property management fees (included in operating expenses)        $565      $537
 Reimbursement for services of affiliates (included in
   investment properties, general and administrative
   expense and operating expense)                                  151       166
 Partnership management fee (included in general partner
   distributions)                                                  370       298

During the nine months ended September 30, 2000 and 1999, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $565,000 and $537,000 for the nine months ended September 30, 2000 and 1999, respectively.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $151,000 and $166,000 for the nine months ended September 30, 2000 and 1999, respectively.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the general partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. Approximately $370,000 and $298,000 in Partnership management fees were paid along with the distributions from operations made during the nine months ended September 30, 2000 and 1999, respectively.

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

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 42,618 limited partnership units in the Partnership representing 56.82% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates or affiliates of the Managing General Partner. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. In this regard, on July 24, 2000, an affiliate of AIMCO commenced a tender offer to purchase any and all of the remaining partnership interests for a purchase price of $309.00 per unit. As a result of this offer, AIMCO acquired an additional 1,009 limited partnership units. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 56.82% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner. However, DeForest Ventures I L.P., from whom AIMCO, through its merger with Insignia, acquired 25,833.5 of its units, had agreed for the benefit of non-tendering unitholders, that it would vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unit holders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates right to vote each Unit acquired.

Note D - Distributions to Partners

During the nine months ended September 30, 2000, the Partnership declared and paid distributions of approximately $9,084,000 (approximately $8,540,000 to the limited partners or $113.87 per limited partnership unit) to its partners. The distributions consisted of approximately $3,695,000 (approximately $3,259,000 to the limited partners or $43.46 per limited partnership unit) from operations and approximately $5,389,000 (approximately $5,281,000 to the limited partners or $70.41 per limited partnership unit) from the proceeds of the refinancing of Cherry Creek Gardens Apartments in December 1999 and the refinancing of Cooper's Pond Apartments in February 2000. Subsequent to September 30, 2000, the Partnership declared a distribution from operations of approximately $1,015,000 (approximately $895,000 to the limited partners or $11.93 per limited partnership unit) to its partners. During the nine months ended September 30, 1999, the Partnership paid distributions of approximately $3,670,000 (approximately $3,305,000 to the limited partners or $44.07 per limited partnership unit) to its partners. The distributions consisted of approximately $2,981,000 (approximately $2,630,000 to the limited partners or $35.07 per limited partnership unit) from operations and approximately $689,000 (approximately $675,000 to the limited partners or $9.00 per limited partnership unit) from the proceeds of the refinancing of Creekside Apartments and The Lodge Apartments in August 1998.

Note E - Refinancing and Extraordinary Loss

On December 10, 1999, the Partnership refinanced the mortgage encumbering Cherry Creek Gardens Apartments. The refinancing replaced indebtedness of approximately $7,320,000 with a new mortgage in the amount of $12,415,000. The new mortgage carries a stated interest rate of 7.99%. Interest on the old mortgage was 8.63%. Payments on the mortgage loan are due monthly until the loan matures on January 1, 2020. In addition, the Partnership was required to establish a repair escrow of $110,000 with the lender for certain capital replacements. Total capitalized loan costs were approximately $92,000 at December 31, 1999. Additional loan costs of approximately $6,000 were capitalized during the nine months ended September 30, 2000.

On January 28, 2000, the Partnership refinanced the mortgage encumbering Village in the Woods Apartments. The refinancing replaced indebtedness of approximately $14,421,000 with a new mortgage in the amount of $14,500,000. The new mortgage carries a stated interest rate of 8.56%. The refinanced mortgage was a zero coupon note which was discounted at an effective interest rate of 10.247%. Payments on the mortgage loan are due monthly until the loan matures on February 1, 2020. Total capitalized loan costs were approximately $143,000 at September 30, 2000.

On February 15, 2000, the Partnership refinanced the first and second mortgages encumbering Cooper's Pond Apartments. The refinancing replaced indebtedness of approximately $7,522,000 with a new mortgage in the amount of $8,300,000. The new mortgage carries a stated interest rate of 8.47%. Interest rates on the refinanced mortgages were 8.0% and 8.5%. Payments on the mortgage loan are due monthly until the loan matures on March 1, 2020. Total capitalized loan costs were approximately $147,000 at September 30, 2000. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $102,000 due to the write-off of unamortized loan costs and a prepayment penalty.

Note F - Casualty Event

In November 1999, a fire occurred at The Village in the Woods Apartments which caused damage to nineteen units of the complex. As of September 30, 2000, the loss and expenditures associated with this casualty have been offset by insurance proceeds. The financial impact may change in future months depending on final negotiations with the insurance company.

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

Segment information for the three and nine month periods ended September 30, 2000 and 1999 is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.


 Three Months Ended September 30, 2000    Residential     Other      Totals

Rental income                               $ 3,564       $   --     $ 3,564
Other income                                    360            3         363
Interest expense                                962           --         962
Depreciation                                    710           --         710
General and administrative expense               --           77          77
Segment profit (loss)                           868          (74)        794


  Nine Months Ended September 30, 2000    Residential    Other       Totals

Rental income                               $10,534       $  --     $10,534
Other income                                    803          47         850
Interest expense                              2,899          --       2,899
Depreciation                                  2,111          --       2,111
General and administrative expense               --         232         232
Extraordinary loss on early
  extinguishment of debt                       (102)         --        (102)
Segment profit (loss)                         1,958        (185)      1,773
Total assets                                 37,585         185      37,770
Capital expenditures for investment
  properties                                  1,453           --       1,453


 Three Months Ended September 30, 1999    Residential     Other      Totals

Rental income                               $ 3,425       $   --     $ 3,425
Other income                                    193            5         198
Interest expense                                890           --         890
Depreciation                                    646           --         646
General and administrative expense               --           87          87
Segment profit (loss)                           589          (82)        507


  Nine Months Ended September 30, 1999    Residential     Other      Totals

Rental income                               $10,190       $   --     $10,190
Other income                                    530           29         559
Interest expense                              2,674           --       2,674
Depreciation                                  1,878           --       1,878
General and administrative expense               --          261         261
Segment profit (loss)                         1,972         (232)      1,740
Total assets                                 40,503          262      40,765
Capital expenditures for investment
  properties                                  1,694           --       1,694

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court is considering applications for lead counsel and has currently scheduled a hearing on the matter for November 20, 2000. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of five apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2000 and 1999:

                                                  Average Occupancy
      Property                                     2000       1999

      Cherry Creek Gardens Apartments               95%        97%
         Englewood, Colorado
      Creekside Apartments                          97%        98%
         Denver, Colorado
      The Lodge Apartments                          98%        98%
         Denver, Colorado
      The Village in the Woods Apartments           90%        93%
         Cypress, Texas
      Cooper's Pond Apartments                      97%        96%
         Tampa, Florida

The Managing General Partner attributes the decrease in occupancy at The Village in the Woods to an increase in home purchases and increased competition due to the construction of new apartment complexes in the area.

Results of Operations

The Partnership realized net income for the nine months ended September 30, 2000 of approximately $1,773,000 as compared to net income of approximately $1,740,000 for the corresponding period of 1999. The Partnership's net income for the three months ended September 30, 2000 was approximately $794,000 compared to approximately $507,000 for the three months ended September 30, 1999. The increase in net income for the nine month period ended September 30, 2000 was primarily due to an increase in total revenues partially offset by an increase in total expenses and the recognition of a $102,000 extraordinary loss on the extinguishment of debt. The extraordinary loss on extinguishment of debt relates to the refinancing of the mortgage at Cooper's Pond Apartments (see discussion below). The increase in net income for the three month period ended September 30, 2000 was due to an increase in total revenues partially offset by an increase in total expenses.

Total revenues increased for the three and nine month periods ended September 30, 2000 due to an increase in rental income and other income. The increase in rental income was due to an increase in average rental rates at all of the Partnership's investment properties and an increase in occupancy at Cooper's Pond Apartments. These increases were partially offset by decreases in occupancy at Cherry Creek Gardens Apartments, Creekside Apartments, and Village in the Woods Apartments, as well as increased concession costs and bad debt expense at Village in the Woods Apartments and Cherry Creek Gardens Apartments. The increase in other income is due primarily to an increase in interest income due to higher average cash balances in interest bearing accounts, an increase in income from utility reimbursements at all of the Partnership's properties and increased cable television and telephone income primarily at Creekside Apartments, Cherry Creek Gardens Apartments, and The Lodge Apartments.

Total expenses increased for the three and nine month periods ended September 30, 2000 primarily due to increases in depreciation, property tax, and interest expenses which were partially offset by decreased operating and general and administrative expenses. Depreciation expense increased due to property improvements and replacements put into service during the last twelve months. Property tax expense increased due to an increase in the assessed value at Village in the Woods Apartments. Interest expense increased due to the refinancings of Cherry Creek Gardens Apartments in December 1999, Village in the Woods Apartments in January 2000, and Cooper's Pond Apartments in February 2000, as discussed below. Operating expenses decreased due primarily to a decrease in utility expenses at Cherry Creek Gardens Apartments, Cooper's Pond Apartments, and Village in the Woods Apartments and reduced maintenance expenses primarily at Cherry Creek Gardens Apartments, Creekside Apartments, and The Lodge Apartments. General and administrative expenses decreased due to a decrease in professional fees associated with the administration of the Partnership. Included in general and administrative expenses at both September 30, 2000 and 1999 are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly communications with investors and regulatory agencies required by the Partnership Agreement are included.

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

Liquidity and Capital Resources

At September 30, 2000, the Partnership had cash and cash equivalents of approximately $1,966,000 compared to approximately $3,405,000 at September 30, 1999. The decrease in cash and cash equivalents of approximately $5,131,000 from the Partnership's year ended December 31, 1999 is due to approximately $9,152,000 of cash used in financing activities and approximately $1,059,000 of cash used in investing activities, which was partially offset by approximately $5,080,000 of cash provided by operating activities. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Partnership's properties, the payoff of the previous mortgages encumbering Village in the Woods Apartments and Cooper's Pond Apartments, loan costs paid, the payment of a prepayment penalty on the refinancing of Cooper's Pond Apartments, and distributions to partners which was partially offset by the proceeds from the debt refinancing of Village in the Woods Apartments and Cooper's Pond Apartments. Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from escrow accounts maintained by the mortgage lenders. The Partnership invests its working capital reserves in money market accounts.

On December 10, 1999, the Partnership refinanced the mortgage encumbering Cherry Creek Gardens Apartments. The refinancing replaced indebtedness of approximately $7,320,000 with a new mortgage in the amount of $12,415,000. The new mortgage carries a stated interest rate of 7.99%. Interest on the old mortgage was 8.63%. Payments on the mortgage loan are due monthly until the loan matures on January 1, 2020. In addition, the Partnership was required to establish a repair escrow of $110,000 with the lender for certain capital replacements. Total capitalized loan costs were approximately $92,000 at December 31, 1999. Additional loan costs of approximately $6,000 were capitalized during the nine months ended September 30, 2000.

On January 28, 2000, the Partnership refinanced the mortgage encumbering The Village in the Woods Apartments. The refinancing replaced indebtedness of approximately $14,421,000 with a new mortgage in the amount of $14,500,000. The new mortgage carries a stated interest rate of 8.56%. The refinanced mortgage was a zero coupon note which was discounted at an effective interest rate of 10.247%. Payments on the mortgage loan are due monthly until the loan matures on February 1, 2020. Total capitalized loan costs were approximately $143,000 at September 30, 2000.

On February 15, 2000, the Partnership refinanced the first and second mortgages encumbering Cooper's Pond Apartments. The refinancing replaced indebtedness of approximately $7,522,000 with a new mortgage in the amount of $8,300,000. The new mortgage carries a stated interest rate of 8.47%. Interest rates on the refinanced mortgages were 8.0% and 8.5%. Payments on the mortgage loan are due monthly until the loan matures on March 1, 2020. Total capitalized loan costs were approximately $147,000 at September 30, 2000. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $102,000 due to the write-off of unamortized loan costs and a prepayment penalty.

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

Cherry Creek Gardens Apartments

During the nine months ended September 30, 2000, the Partnership completed approximately $330,000 of capital improvements at the property, consisting primarily of swimming pool upgrades, exterior painting, carpet and vinyl replacements, plumbing upgrades, appliances, and air conditioning unit replacements. These improvements were funded from operating cash flow. The Partnership has evaluated the capital improvement needs of the property for the year. The amount budgeted for 2000 is approximately $626,000, consisting primarily of swimming pool upgrades, clubhouse renovations, carpet replacement, appliances, and other building improvements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Creekside Apartments

During the nine months ended September 30, 2000, the Partnership completed approximately $165,000 of capital improvements at the property, consisting primarily of roof replacement, air conditioning unit replacement, carpet and vinyl replacements, maintenance equipment, and water heater replacements. These improvements were funded from operating cash flow and the Partnership's reserves. The Partnership has evaluated the capital improvement needs of the property for the year. The amount budgeted for 2000 is approximately $443,000, consisting primarily of appliances, carpet replacement, and submetering improvements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Lodge Apartments

During the nine months ended September 30, 2000, the Partnership completed approximately $124,000 of capital improvements at the property, consisting primarily of carpet and vinyl replacements, water heater replacements, and plumbing fixture enhancements. These improvements were funded from operating cash flow and the Partnership's reserves. The Partnership has evaluated the capital improvement needs of the property for the year. The amount budgeted for 2000 is approximately $450,000, consisting primarily of carpet replacements and submetering improvements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Village in the Woods Apartments

During the nine months ended September 30, 2000, the Partnership completed approximately $461,000 of budgeted and non-budgeted capital improvements at the property, consisting primarily of parking area improvements, balcony replacements, carpet replacements, and structural improvements. In addition, the Partnership completed repairs and replacements related to a fire in November 1999. These improvements were funded from operating cash flow and insurance proceeds. The Partnership has evaluated the capital improvement needs of the property for the year. The amount budgeted for 2000 is approximately $209,000, consisting primarily of appliances, air conditioning unit replacement, and carpet and vinyl replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Cooper's Pond Apartments

During the nine months ended September 30, 2000, the Partnership completed approximately $373,000 of capital improvements at the property, consisting primarily of carpet and vinyl replacements, appliances, major landscaping, light fixture replacements, air conditioning unit replacement, and plumbing upgrades. These improvements were funded from Partnership reserves. The Partnership has evaluated the capital improvement needs of the property for the year. The amount budgeted for 2000 is approximately $558,000, consisting primarily of air conditioning unit replacement, carpet and vinyl replacement, major landscaping, swimming pool improvements, plumbing upgrades, and structural improvements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $48,177,000 is amortized over varying periods with maturity dates ranging from September 2008 at Creekside Apartments and The Lodge Apartments to March 2020 at Cooper's Pond Apartments. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

During the nine months ended September 30, 2000, the Partnership declared and paid distributions of approximately $9,084,000 (approximately $8,540,000 to the limited partners or $113.87 per limited partnership unit) to its partners. The distributions consisted of approximately $3,695,000 (approximately $3,259,000 to the limited partners or $43.46 per limited partnership unit) from operations and approximately $5,389,000 (approximately $5,281,000 to the limited partners or $70.41 per limited partnership unit) from the proceeds of the refinancing of Cherry Creek Gardens Apartments in December 1999 and the refinancing of Cooper's Pond Apartments in February 2000. Subsequent to September 30, 2000, the Partnership declared a distribution from operations of approximately $1,015,000 (approximately $895,000 to the limited partners or $11.93 per limited partnership unit) to its partners. During the nine months ended September 30, 1999, the Partnership paid distributions of approximately $3,670,000 (approximately $3,305,000 to the limited partners or $44.07 per limited partnership unit) to its partners. The distributions consisted of approximately $2,981,000 (approximately $2,630,000 to the limited partners or $35.07 per limited partnership unit) from operations and approximately $689,000 (approximately $675,000 to the limited partners or $9.00 per limited partnership unit) from the proceeds of the refinancing of Creekside Apartments and The Lodge Apartments in August 1998. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit further distributions to its partners during the remainder of 2000 or subsequent periods.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court is considering applications for lead counsel and has currently scheduled a hearing on the matter for November 20, 2000. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b) Reports on Form 8-K filed during the quarter ended September 30, 2000:

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