Form 10KSB
period 2000-12-31
CENTURY PROPERTIES FUND XVII
filed 2001-03-21
CIK 356472

FORM 10-KSB--Annual or Transitional Report Under
                               Section 13 or 15(d)
                                   Form 10-KSB

[X]ANNUAL REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934
   [No Fee Required]

                    For the fiscal year ended December 31, 2000

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $15,262,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2000. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

Cherry Creek Gardens Apartments        09/82     Fee ownership subject    Apartment
  Englewood, Colorado                            to first mortgage (1)    296 units

Creekside Apartments                   10/82     Fee ownership subject    Apartment
  Denver, Colorado                               to first mortgage (1)    328 units

The Lodge Apartments                   10/82     Fee ownership subject    Apartment
  Denver, Colorado                               to first mortgage (1)    376 units

The Village in the Woods               10/82     Fee ownership subject    Apartment
  Apartments                                     to first mortgage        530 units
  Cypress, Texas

Cooper's Pond Apartments               03/83     Fee ownership subject    Apartment
  Tampa, Florida                                 to first mortgage        463 units

(1)   Property  is  owned  by  a  limited   partnership  or  limited   liability
      corporation in which the Registrant owns 100%.

Schedule of Properties:

Set forth below for each of the Registrant's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

                              Gross
                             Carrying   Accumulated                         Federal
Property                      Value    Depreciation     Rate    Method     Tax Basis
                                 (in thousands)                         (in thousands)
Cherry Creek Gardens         $15,706      $ 8,553     5-30 yrs    S/L       $ 2,764
Creekside                     11,629        5,813     5-30 yrs    S/L         3,284
The Lodge                     13,156        6,788     5-30 yrs    S/L         3,261
The Village in the Woods      15,933        8,118     5-30 yrs    S/L         4,179
Coopers Pond                  15,906        8,865     5-30 yrs    S/L         3,180

                             $72,330      $38,137                           $16,668

See "Note A" of the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy.

Schedule of Property Indebtedness:

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.

                            Principal                                         Principal
                            Balance At                                         Balance
                           December 31,    Interest    Period    Maturity      Due At
        Property               2000          Rate    Amortized     Date     Maturity (1)
                          (in thousands)                                   (in thousands)
Cherry Creek Gardens         $12,175        7.99%     20 years   01/01/20      $    --
Creekside                      6,328        6.43%     30 years   09/01/08        5,501
The Lodge                      7,009        6.43%     30 years   09/01/08        6,093
The Village in the
  Woods                       14,262        8.56%     20 years   02/01/20           --
Cooper's Pond                  8,177        8.47%     20 years   03/01/20           --

                             $47,951                                           $11,594

(1) See "Item 7. Financial Statements - Note C" for information with respect to the Registrant's ability to prepay these loans and other specific details about the loans.

On December 10, 1999, the Partnership refinanced the mortgage encumbering Cherry Creek Gardens Apartments. The refinancing replaced indebtedness of approximately $7,320,000 with a new mortgage in the amount of $12,415,000. The new mortgage carries a stated interest rate of 7.99%. Interest on the old mortgage was 8.63%. Payments on the mortgage loan are due monthly until the loan matures on January 1, 2020. In addition, the Partnership was required to establish a repair escrow of $110,000 with the lender for certain capital replacements. Total capitalized loan costs were approximately $92,000 at December 31, 1999. Additional loan costs of approximately $6,000 were capitalized during the year ended December 31, 2000.

On January 28, 2000, the Partnership refinanced the mortgage encumbering The Village in the Woods Apartments. The refinancing replaced indebtedness of approximately $14,421,000 with a new mortgage in the amount of $14,500,000. The new mortgage carries a stated interest rate of 8.56%. The refinanced mortgage was a zero coupon note which was discounted at an effective interest rate of 10.247%. Payments of principal and interest on the mortgage loan are due monthly until the loan matures on February 1, 2020. Total capitalized loan costs were approximately $158,000 at December 31, 2000.

On February 15, 2000, the Partnership refinanced the first and second mortgages encumbering Cooper's Pond Apartments. The refinancing replaced indebtedness of approximately $7,522,000 with a new mortgage in the amount of $8,300,000. The new mortgage carries a stated interest rate of 8.47%. Interest rates on the refinanced mortgages were 8.0% and 8.5%. Payments of principal and interest on the mortgage loan are due monthly until the loan matures on March 1, 2020 at which time the loan is scheduled to be fully amortized. Total capitalized loan costs were approximately $158,000 at December 31, 2000. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $102,000 due to the write-off of unamortized loan costs and a prepayment penalty.

Schedule of Rental Rates and Occupancy:

Average annual rental rate and occupancy for 2000 and 1999 for each property:

                                     Average Annual             Average Annual
                                      Rental Rate                 Occupancy
                                       (per unit)
Property                            2000         1999         2000         1999
Cherry Creek Gardens              $10,150      $ 9,595         95%          97%
Creekside                           8,014        7,277         98%          98%
The Lodge                           7,262        6,738         98%          98%
The Village in the Woods            7,480        7,391         90%          92%
Cooper's Pond                       6,174        5,940         97%          96%

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

Real Estate Taxes and Rates:

Real estate taxes and rates in 2000 for each property were:

                                      2000            2000
                                    Billing           Rate
                                 (in thousands)

Cherry Creek Gardens                  $120            8.40%
Creekside                               73            6.73%
The Lodge                               76            6.73%
The Village in the Woods               391            2.70%
Cooper's Pond                          199            2.41%
Capital Improvements:

Cherry Creek Gardens Apartments

During the year ended December 31, 2000, the Partnership completed approximately $448,000 of capital improvements at the property, consisting primarily of carpet and vinyl replacements, air conditioning unit replacement, swimming pool upgrades, exterior painting, appliances, and plumbing upgrades. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $81,400. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Creekside Apartments

During the year ended December 31, 2000, the Partnership completed approximately $256,000 of capital improvements at the property, consisting primarily of roof replacement, carpet and vinyl replacements, air conditioning unit replacement, water heater replacements, and maintenance equipment. These improvements were funded from operating cash flow and the Partnership's reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $90,200. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Lodge Apartments

During the year ended December 31, 2000, the Partnership completed approximately $197,000 of capital improvements at the property, consisting primarily of carpet and vinyl replacements, water heater replacements, interior decoration, and plumbing fixture enhancements. These improvements were funded from operating cash flow and the Partnership's reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $103,400. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Village in the Woods Apartments

During the year ended December 31, 2000, the Partnership completed approximately $561,000 of capital improvements at the property, consisting primarily of carpet replacements, parking area improvements, air conditioning unit replacement, office computers, appliances and structural improvements. In addition, the Partnership completed repairs and replacements related to a fire in November 1999. These improvements were funded from operating cash flow and insurance proceeds. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $145,750. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Cooper's Pond Apartments

During the year ended December 31, 2000, the Partnership completed approximately $561,000 of capital improvements at the property, consisting primarily of carpet and vinyl replacements, appliances, plumbing upgrades, parking lot improvements, swimming pool improvements, roof replacement, and structural improvements. These improvements were funded from operating cash flow and the Partnership's reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $127,325. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Item 3.     Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001 and defendants are scheduled to respond to the complaint by March 2, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.   Submission of Matters to a Vote of Security Holders

The unit holders of the Registrant did not vote on any matter during the quarter ended December 31, 2000.

                                     PART II

Item 5. Market for the Partnership's Common Equity and Related Security Holder Matters

The Partnership, a publicly held limited partnership, sold 75,000 Limited Partnership Units aggregating $75,000,000 during its offering period. The Partnership currently has 75,000 Units outstanding and 3,786 Limited Partners of record. Affiliates of the Managing General Partner owned 42,992 Units or 57.32% at December 31, 2000. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 1999 and 2000 and subsequent to December 31, 2000:

                                                Distributions
                                                           Per Limited
                                       Aggregate         Partnership Unit
                                     (in thousands)
       01/01/99 - 12/31/99             $ 5,770 (1)           $ 68.76
       01/01/00 - 12/31/00              10,099 (2)            125.80
      Subsequent to 12/31/00             1,552 (3)             18.25

(1) Consists of approximately $5,081,000 of cash from operations and approximately $689,000 of cash proceeds from the refinancing of the mortgage loans encumbering Creekside and The Lodge Apartments in August 1998 (see "Item 6" for further details).

(2) Consists of approximately $4,710,000 of cash from operations and approximately $5,389,000 of cash proceeds from the refinancing of the mortgage loans encumbering Cherry Creek Gardens Apartments in December
      1999 and Cooper's Pond Apartments in February 2000 (see "Item 6" for further details).

(3) Consists of cash from operations (see "Item 6" for further details).

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and/or property sales. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit further distributions to its partners in the year 2001 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 42,992 limited partnership units in the Partnership representing 57.32% of the outstanding units at December 31, 2000. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates or affiliates of the Managing General Partner. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on February 8, 2001, AIMCO Properties, L.P., commenced a tender offer to acquire all of the Units not owned by affiliates of AIMCO for a purchase price of $309.00 per Unit. Pursuant to this offer, AIMCO acquired an additional 630 units resulting in its total ownership being increased to 43,622 units or 58.16% of the total outstanding units. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 58.16% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner. However, DeForest Ventures I L.P., from whom AIMCO, through its merger with Insignia, acquired 25,833.5 (approximately 34.45%) of its units, had agreed for the benefit of non-tendering unitholders, that it would vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unit holders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates right to vote each Unit acquired.

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

Results of Operations

The Partnership realized net income for the year ended December 31, 2000 of approximately $2,466,000 as compared to net income of approximately $2,168,000 for the corresponding period of 1999. The increase in net income was due to an increase in total revenues partially offset by an increase in total expenses and the recognition during the year ended December 31, 2000 of an extraordinary loss on the early extinguishment of debt. The extraordinary loss on the early extinguishment of debt relates to the refinancing of the mortgage at Cooper's Pond Apartments (see discussion below).

Total revenues increased due to an increase in rental income and other income. The increase in rental income was due to an increase in average annual rental rates at all of the Partnership's investment properties and an increase in occupancy at Cooper's Pond Apartments. These increases were partially offset by decreased occupancy at Cherry Creek Gardens Apartments and The Village in the Woods Apartments as well as increased concession costs and bad debt expense at Cherry Creek Gardens Apartments and The Village in the Woods Apartments. The increase in other income is due to an increase in interest income due to higher average cash balances in interest bearing accounts, an increase in income from utility reimbursements at all of the Partnership's properties, increased cable television and telephone income primarily at Cherry Creek Gardens Apartments, Creekside Apartments, and The Lodge Apartments, and increased lease cancellation fees primarily at Cherry Creek Gardens Apartments and The Lodge Apartments.

Total expenses increased due to increases in depreciation, property tax, and interest expenses, which were partially offset by decreased operating and general and administrative expenses. Depreciation expense increased due to property improvements and replacements put into service during the last twelve months. Property tax expense increased due to an increase in the assessed value at The Village in the Woods Apartments. Interest expense increased due to refinancings of Cherry Creek Gardens Apartments in December 1999 and Cooper's Pond Apartments in February 2000, as discussed below. Operating expenses decreased due primarily to a decrease in utility expenses at Cooper's Pond Apartments and The Village in the Woods Apartments and reduced maintenance expenses primarily at Cherry Creek Gardens Apartments, Creekside Apartments and The Lodge Apartments. General and administrative expenses decreased due to reduced legal expenses due to the settlement of a lawsuit during 1999. Included in general and administrative expenses at both December 31, 2000 and 1999 are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly communications with investors and regulatory agencies required by the Partnership Agreement are included.

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

Liquidity and Capital Resources

At December 31, 2000, the Partnership had cash and cash equivalents of approximately $2,283,000 compared to approximately $7,097,000 at December 31, 1999. The decrease in cash and cash equivalents of approximately $4,814,000 from the Partnership's year ended December 31, 1999 is due to approximately $1,656,000 of cash used in investing activities and approximately $10,393,000 of cash used in financing activities which was partially offset by approximately $7,235,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from escrow accounts maintained by the mortgage lenders. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Partnership's properties, the payoff of the previous mortgages encumbering The Village in the Woods Apartments and Cooper's Pond Apartments, loan costs paid, the payment of a prepayment penalty on the refinancing of Cooper's Pond Apartments, and distributions to partners which was partially offset by the proceeds from the debt refinancing of The Village in the Woods Apartments and Cooper's Pond Apartments. The Partnership invests its working capital reserves in money market accounts.

On December 10, 1999, the Partnership refinanced the mortgage encumbering Cherry Creek Gardens Apartments. The refinancing replaced indebtedness of approximately $7,320,000 with a new mortgage in the amount of $12,415,000. The new mortgage carries a stated interest rate of 7.99%. Interest on the old mortgage was 8.63%. Payments on the mortgage loan are due monthly until the loan matures on January 1, 2020. In addition, the Partnership was required to establish a repair escrow of $110,000 with the lender for certain capital replacements. Total capitalized loan costs were approximately $92,000 at December 31, 1999. Additional loan costs of approximately $6,000 were capitalized during the year ended December 31, 2000.

On January 28, 2000, the Partnership refinanced the mortgage encumbering The Village in the Woods Apartments. The refinancing replaced indebtedness of approximately $14,421,000 with a new mortgage in the amount of $14,500,000. The new mortgage carries a stated interest rate of 8.56%. The refinanced mortgage was a zero coupon note which was discounted at an effective interest rate of 10.247%. Payments of principal and interest on the mortgage loan are due monthly until the loan matures on February 1, 2020. Total capitalized loan costs were approximately $158,000 at December 31, 2000.

On February 15, 2000, the Partnership refinanced the first and second mortgages encumbering Cooper's Pond Apartments. The refinancing replaced indebtedness of approximately $7,522,000 with a new mortgage in the amount of $8,300,000. The new mortgage carries a stated interest rate of 8.47%. Interest on the refinanced mortgages were 8.0% and 8.5%. Payments of principal and interest on the mortgage loan are due monthly until the loan matures on March 1, 2020 at which time the loan is scheduled to be fully amortized. Total capitalized loan costs were approximately $158,000 at December 31, 2000. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $102,000 due to the write-off of unamortized loan costs and a prepayment penalty.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of the properties for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $548,075. Additional improvements may be considered and will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties. The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $47,951,000 is amortized over varying periods with maturity dates ranging from September 2008 at Creekside Apartments and The Lodge Apartments to March 2020 at Cooper's Pond Apartments. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

In November 1999, a fire occurred at The Village in the Woods Apartments which caused damage to nineteen units of the complex. The final proceeds were received from the insurance company in January 2001 and as a result a casualty gain of approximately $9,000 was recognized.

During the year ended December 31, 2000, the Partnership declared and paid distributions of approximately $10,099,000 (approximately $9,435,000 to the limited partners or $125.80 per limited partnership unit) to its partners. The distributions consisted of approximately $4,710,000 (approximately $4,154,000 to the limited partners or $55.39 per limited partnership unit) from operations and approximately $5,389,000 (approximately $5,281,000 to the limited partners or $70.41 per limited partnership unit) from the proceeds of the refinancing of Cherry Creek Gardens Apartments in December 1999 and the refinancing of Cooper's Pond Apartments in February 2000. Subsequent to December 31, 2000, the
Partnership declared distributions from operations of approximately $1,552,000 (approximately $1,369,000 to the limited partners or $18.25 per limited partnership unit) to its partners. Cash distributions of approximately
$5,770,000 (approximately $5,157,000 to the limited partners or $68.76 per limited partnership unit) were paid during the year ended December 31, 1999. The distributions consisted of approximately $5,081,000 (approximately $4,482,000 to the limited partners or $59.76 per limited partnership unit) from operations and approximately $689,000 (approximately $675,000 to the limited partners or $9.00 per limited partnership unit) from the proceeds of the refinancing of the mortgage loans encumbering Creekside Apartments and The Lodge Apartments in August 1998. Future cash distributions will depend on the levels of net cash generated from operations, the availabilty of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital improvements, to permit further distributions to its partners in the year 2001 or subsequent periods.

Tender Offer

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 42,992 limited partnership units in the Partnership representing 57.32% of the outstanding units at December 31, 2000. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates or affiliates of the Managing General Partner. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on February 8, 2001, AIMCO Properties, L.P., commenced a tender offer to acquire all of the Units not owned by affiliates of AIMCO for a purchase price of $309.00 per Unit. Pursuant to this offer, AIMCO acquired an additional 630 units resulting in its total ownership being increased to 43,622 units or 58.16% of the total outstanding units. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 58.16% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner. However, DeForest Ventures I L.P., from whom AIMCO, through its merger with Insignia, acquired 25,833.5 (approximately 34.45%) of its units, had agreed for the benefit of non-tendering unitholders, that it would vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unit holders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates right to vote each Unit acquired.


Item 7.     Financial Statements

CENTURY PROPERTIES FUND XVII

LIST OF FINANCIAL STATEMENTS


  Report of Ernst & Young LLP, Independent Auditors

  Consolidated Balance Sheet - December 31, 2000

  Consolidated  Statements  of  Operations  - Years ended  December 31, 2000 and
  1999

  Consolidated Statements of Changes in Partners' (Deficit) Capital - Years ended December 31, 2000 and 1999

  Consolidated  Statements  of Cash Flows - Years  ended  December  31, 2000 and
  1999

  Notes to Consolidated Financial Statements



                 Report of Ernst & Young LLP, Independent Auditors



The Partners
Century Properties Fund XVII


We have audited the accompanying consolidated balance sheet of Century Properties Fund XVII as of December 31, 2000, and the related consolidated statements of operations, changes in partners' (deficit) capital, and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Properties Fund XVII at December 31, 2000, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


                                                            /s/ERNST & YOUNG LLP


Greenville, South Carolina
March 15, 2001

                          CENTURY PROPERTIES FUND XVII

                           CONSOLIDATED BALANCE SHEET
                          (in thousands, except unit data)

                                December 31, 2000



Assets
   Cash and cash equivalents                                                $  2,283
   Receivables and deposits                                                      284
   Restricted escrows                                                             96
   Other assets                                                                  723
   Investment properties (Notes C and F):
      Land                                                    $ 7,078
      Buildings and related personal property                   65,252
                                                                72,330
      Less accumulated depreciation                            (38,137)       34,193

                                                                            $ 37,579
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $   256
   Tenant security deposit liabilities                                           366
   Accrued property taxes                                                        681
   Other liabilities                                                             669
   Mortgage notes payable (Note C)                                            47,951

Partners' Deficit
   General partner                                            $ (8,396)
   Limited partners (75,000 units issued and
      outstanding)                                              (3,948)      (12,344)

                                                                            $ 37,579

           See Accompanying Notes to Consolidated Financial Statements

                          CENTURY PROPERTIES FUND XVII

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          (in thousands, except unit data)



                                                           Years Ended December 31,
                                                              2000         1999
Revenues:
   Rental income                                             $14,112      $13,650
   Other income                                                1,150          779
      Total revenues                                          15,262       14,429

Expenses:
   Operating                                                   4,822        4,913
   General and administrative                                    268          358
   Depreciation                                                2,850        2,611
   Interest                                                    3,838        3,573
   Property taxes                                                916          806
      Total expenses                                          12,694       12,261

Income before extraordinary loss                               2,568        2,168
Extraordinary loss on early extinguishment of debt
   (Note C)                                                     (102)          --

Net income (Note D)                                          $ 2,466      $ 2,168

Net income allocated to general partner (11.8%)              $   291      $   256
Net income allocated to limited partners (88.2%)               2,175        1,912
                                                             $ 2,466      $ 2,168
Per limited partnership unit:
   Income before extraordinary loss                          $ 30.20      $ 25.49
   Extraordinary loss                                          (1.20)          --

Net income                                                   $ 29.00      $ 25.49

Distributions per limited partnership unit                   $125.80      $ 68.76

           See Accompanying Notes to Consolidated Financial Statements

                          CENTURY PROPERTIES FUND XVII

         CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                          (in thousands, except unit data)



                                       Limited
                                      Partnership    General    Limited
                                         Units       Partner    Partners     Total

Original capital contributions          75,000       $    --     $75,000    $ 75,000

Partners' (deficit) capital at
   December 31, 1998                    75,000       $(7,666)    $ 6,557    $ (1,109)

Distributions to partners                   --          (613)    (5,157)      (5,770)

Net income for the year ended
   December 31, 1999                        --           256      1,912        2,168

Partners' (deficit) capital at
   December 31, 1999                    75,000        (8,023)     3,312       (4,711)

Distributions to partners                   --          (664)    (9,435)     (10,099)

Net income for the year ended
   December 31, 2000                        --           291      2,175        2,466

Partners' deficit at
   December 31, 2000                    75,000       $(8,396)   $(3,948)    $(12,344)

           See Accompanying Notes to Consolidated Financial Statements

                          CENTURY PROPERTIES FUND XVII

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                             Years Ended December 31,
                                                                2000          1999
Cash flows from operating activities:
  Net income                                                   $ 2,466       $ 2,168
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                                2,850         2,611
     Amortization of loan costs and debt discounts                 144         1,420
     Extraordinary loss on debt refinancing                        102            --
     Change in accounts:
      Receivables and deposits                                   1,220          (279)
      Other assets                                                 (24)          (53)
      Accounts payable                                               4           110
      Tenant security deposit liabilities                           58            34
      Accrued property taxes                                        69           (66)
      Other liabilities                                            346           (58)

        Net cash provided by operating activities                7,235         5,887

Cash flows from investing activities:
  Property improvements and replacements                        (2,023)       (2,349)
  Net withdrawals from restricted escrows                          367           818

        Net cash used in investing activities                   (1,656)       (1,531)

Cash flows from financing activities:
  Payments on mortgage notes payable                              (776)         (409)
  Payoff of mortgage note payable                              (21,943)       (7,320)
  Proceeds from mortgage note payable                           22,800        12,415
  Loan costs paid                                                 (296)         (206)
  Prepayment penalty                                               (79)           --
  Distributions to partners                                    (10,099)       (5,770)

        Net cash used in financing activities                  (10,393)       (1,290)

Net (decrease) increase in cash and cash equivalents            (4,814)        3,066

Cash and cash equivalents at beginning of period                 7,097         4,031

Cash and cash equivalents at end of period                     $ 2,283       $ 7,097

Supplemental disclosure of cash flow information:
  Cash paid for interest                                       $ 3,504       $ 2,213

           See Accompanying Notes to Consolidated Financial Statements

                          CENTURY PROPERTIES FUND XVII

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2000


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

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately  $1,920,000  at  December  31,  2000  that are  maintained  by the affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Restricted Escrows:

      Reserve Account: A general reserve account was established in 1998 with the refinancing proceeds for Creekside Apartments and The Lodge Apartments and in 1999 with the refinancing proceeds from Cherry Creek Gardens Apartments. These funds were established to cover necessary repairs and replacements of existing improvements, assurance of completion and payment of real property taxes and insurance premiums. The remaining funds in the reserve accounts were withdrawn in 2000.

      Replacement Reserve: A replacement reserve account was established in 1998 with the refinancing proceeds for Creekside Apartments and The Lodge Apartments. These funds were established to complete listed repairs and replacements. There is also a reserve balance at Cooper's Pond from an earlier refinancing. The remaining funds in the replacement reserve at Cooper's Pond Apartments were withdrawn in 2000. The reserve account balance at December 31, 2000 is approximately $96,000 which includes interest.

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

Loan Costs: Loan costs of approximately $684,000, less accumulated amortization of approximately $91,000, are included in other assets in the accompanying consolidated balance sheet and are being amortized on a straight-line basis over the lives of the related loans.

Amortization of loan costs is included in interest expense in the accompanying consolidated statements of operations.

Investment Properties: Investment properties consist of five apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of these assets. For the years ended December 31, 2000 and 1999, no adjustments for impairment of value were necessary.

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

Segment Reporting: Statement of Financial Standards ("SFAS") No. 131, Disclosure about Segments of an Enterprise and Related Information established standards for the way that public business enterprises report information about operating segment in annual financial statements and requires that those enterprises report selected information about operating segment in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. The Managing General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the consolidated financial statements as currently presented.

Advertising Costs: Advertising costs of approximately $270,000 and $292,000 for the years ended December 31, 2000 and 1999, respectively, are charged to operating expense in the accompanying consolidated statements of operations.

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

Note C - Mortgage Notes Payable

The principle terms of mortgage notes payable are as follows:

                              Principal    Monthly                           Principal
                             Balance At    Payment     Stated                 Balance
                            December 31,  Including   Interest  Maturity      Due At
         Property               2000       Interest     Rate      Date       Maturity
                                 (in thousands)                           (in thousands)

Cherry Creek Gardens           $12,175      $ 104      7.99%    01/01/20      $    --
Creekside                        6,328         41      6.43%    09/01/08        5,501
The Lodge                        7,009         45      6.43%    09/01/08        6,093
The Village in the
  Woods                         14,262        126      8.56%    02/01/20           --
Cooper's Pond                    8,177         72      8.47%    03/01/20           --
                               $47,951      $ 388                             $11,594

On February 15, 2000, the Partnership refinanced the first and second mortgages encumbering Cooper's Pond Apartments. The refinancing replaced indebtedness of approximately $7,522,000 with a new mortgage in the amount of $8,300,000. The new mortgage carries a stated interest rate of 8.47%. Interest rates on the refinanced mortgages were 8.0% and 8.5%. Payments of principal and interest on the mortgage loan are due monthly until the loan matures on March 1, 2020 at which time the loan is scheduled to be fully amortized. Total capitalized loan costs were approximately $158,000 at December 31, 2000. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $102,000 due to the write-off of unamortized loan costs and a prepayment penalty.

On January 28, 2000, the Partnership refinanced the mortgage encumbering The Village in the Woods Apartments. The refinancing replaced indebtedness of approximately $14,421,000 with a new mortgage in the amount of $14,500,000. The new mortgage carries a stated interest rate of 8.56%. The refinanced mortgage was a zero coupon note which was discounted at an effective interest rate of 10.247%. Payments of principal and interest on the mortgage loan are due monthly until the loan matures on February 1, 2020. Total capitalized loan costs were approximately $158,000 at December 31, 2000.

On December 10, 1999, the Partnership refinanced the mortgage encumbering Cherry Creek Gardens Apartments. The refinancing replaced indebtedness of approximately $7,320,000 with a new mortgage in the amount of $12,415,000. The new mortgage carries a stated interest rate of 7.99%. Interest on the old mortgage was 8.63%. Payments on the mortgage loan are due monthly until the loan matures on January 1, 2020. In addition, the Partnership was required to establish a repair escrow of $110,000 with the lender for certain capital replacements. Total capitalized loan costs were approximately $92,000 at December 31, 1999. Additional loan costs of approximately $6,000 were capitalized during the year ended December 31, 2000.

The mortgage notes payable are non-recourse and are secured by pledge of the respective apartment properties and by pledge of revenues from the respective apartment properties. Certain of the notes require prepayment penalties if repaid prior to maturity and prohibit resale of the properties subject to existing indebtedness.

Scheduled principal payments on the mortgage notes payable subsequent to December 31, 2000 are as follows (dollar amounts in thousands):

                            2001               $   946
                            2002                 1,024
                            2003                 1,109
                            2004                 1,201
                            2005                 1,301
                         Thereafter             42,370
                                               $47,951

Note D - Income Taxes

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership.

The  following is a  reconciliation  of reported net income and Federal  taxable
(loss) income:

                                            2000              1999
                                       (in thousands, except unit data)
Net income as reported                     $ 2,466           $ 2,168
Add (deduct):
  Depreciation differences                   1,560             1,594
  Amortization of discount                      93             1,335
  Other                                        (56)                5
  Interest expense                          (6,395)               --
Federal taxable (loss) income              $(2,332)          $ 5,102

Federal taxable (loss) income per
  limited partnership unit                 $(21.47)          $ 60.00

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

Net liabilities as reported                 $(12,344)
Land and Buildings                             8,158
Accumulated Depreciation                     (25,683)
Syndication and Distribution Costs             9,319
Original issue discount                        3,650
Other                                             82
Net liabilities - Federal tax basis         $(16,818)

Note E - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following payments were made to the Managing General Partner and affiliates during the years ended December 31, 2000 and 1999.

                                                       2000       1999
                                                       (in thousands)

      Property management fees (included in
        operating expenses)                            $760       $721
      Reimbursement for services of affiliates
        (included in investment properties,
        general and administrative expense, and
        operating expenses)                             237        216
      Partnership management fee (included in
        general partner distributions)                  471        508

During the years ended December 31, 2000 and 1999, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $760,000 and $721,000 for the years ended December 31, 2000 and 1999, respectively.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $237,000 and $216,000 for the years ended December 31, 2000 and 1999, respectively.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the general partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. Approximately $471,000 and $508,000 in Partnership management fees were paid along with the distributions from operations made during the years ended December 31, 2000 and 1999, respectively.

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

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 42,992 limited partnership units in the Partnership representing 57.32% of the outstanding units at December 31, 2000. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates or affiliates of the Managing General Partner. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on February 8, 2001, AIMCO Properties, L.P., commenced a tender offer to acquire all of the Units not owned by affiliates of AIMCO for a purchase price of $309.00 per Unit. Pursuant to this offer, AIMCO acquired an additional 630 units resulting in its total ownership being increased to 43,622 units or 58.16% of the total outstanding units. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 58.16% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner. However, DeForest Ventures I L.P., from whom AIMCO, through its merger with Insignia, acquired 25,833.5 (approximately 34.45%) of its units, had agreed for the benefit of non-tendering unitholders, that it would vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unit holders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates right to vote each Unit acquired.

Note F - Real Estate and Accumulated Depreciation

                                                  Initial Cost
                                                 To Partnership
                                                 (in thousands)
                                                                            Cost
                                                         Buildings      Capitalized
                                                        and Related      (Removed)
                                                          Personal     Subsequent to
Description                  Encumbrances      Land       Property      Acquisition
                            (in thousands)                            (in thousands)
Cherry Creek Gardens            $12,175      $ 1,320      $11,879         $ 2,507
Creekside                         6,328        1,366        7,307           2,956
The Lodge                         7,009        1,575        8,580           3,001
The Village in the Woods         14,262        2,852       20,915          (7,834)
Cooper's Pond                     8,177        1,476       12,505           1,925

Total                           $47,951      $ 8,589      $61,186         $ 2,555



                Gross Amount At Which Carried
                    At December 31, 2000
                       (in thousands)
                          Buildings
                         And Related                         Year of
                          Personal             Accumulated   Constru-    Date   Depreciable
Description       Land    Property    Total    Depreciation    tion    Acquired  Life-Years
                                              (in thousands)
Cherry Creek
  Gardens       $ 1,320    $14,386   $15,706     $ 8,553       1979      9/82     5-30 yrs
Creekside         1,366     10,263    11,629       5,813       1974      10/82    5-30 yrs
The Lodge         1,577     11,579    13,156       6,788       1974      10/82    5-30 yrs
The Village in    1,500     14,433    15,933       8,118       1983      10/82    5-30 yrs
  the Woods
Cooper's Pond     1,315     14,591    15,906       8,865     1979-1981   3/83     5-30 yrs

Total             7,078    $65,252   $72,330     $38,137


Reconciliation of "Real Estate and Accumulated Depreciation":

                                                Years Ended December 31,
                                                  2000            1999
Real Estate                                          (in thousands)
Balance at beginning of year                    $70,533          $68,184
    Property improvements                         2,023            2,349
    Disposals of property                          (226)              --
Balance at end of year                          $72,330          $70,533

Accumulated Depreciation
Balance at beginning of year                    $35,320          $32,709
    Additions charged to expense                  2,850            2,611
    Disposals of property                           (33)              --
Balance at end of year                          $38,137          $35,320

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2000 and 1999 is approximately $80,489,000 and $78,466,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2000 and 1999, is approximately $63,821,000 and $62,530,000, respectively.

Note G - Distributions to Partners

During the year ended December 31, 2000, the Partnership declared and paid distributions of approximately $10,099,000 (approximately $9,435,000 to the limited partners or $125.80 per limited partnership unit) to its partners. The distributions consisted of approximately $4,710,000 (approximately $4,154,000 to the limited partners or $55.39 per limited partnership unit) from operations and approximately $5,389,000 (approximately $5,281,000 to the limited partners or $70.41 per limited partnership unit) from the proceeds of the refinancing of Cherry Creek Gardens Apartments in December 1999 and the refinancing of Cooper's Pond Apartments in February 2000. Subsequent to December 31, 2000, the
Partnership declared distributions from operations of approximately $1,552,000 (approximately $1,369,000 to the limited partners or $18.25 per limited partnership unit) to its partners. Cash distributions of approximately
$5,770,000 (approximately $5,157,000 to the limited partners or $68.76 per limited partnership unit) were paid during the year ended December 31, 1999. The distributions consisted of approximately $5,081,000 (approximately $4,482,000 to the limited partners or $59.76 per limited partnership unit) from operations and approximately $689,000 (approximately $675,000 to the limited partners or $9.00 per limited partnership unit) from the proceeds of the refinancing of the mortgage loans encumbering Creekside Apartments and The Lodge Apartments in August 1998.

Note H - Casualty Event

In November 1999, a fire occurred at The Village in the Woods Apartments which caused damage to nineteen units of the complex. The final proceeds were received from the insurance company in January 2001 and as a result a casualty gain of approximately $9,000 was recognized.

Note I - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001 and defendants are scheduled to respond to the complaint by March 2, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

      Name                 Age    Position

      Patrick J. Foye       43    Executive Vice President and Director

      Martha L. Long        41    Senior Vice President and Controller

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

Martha L. Long has been Senior Vice President and Controller of the Managing General Partner since October 1998 as a result of the acquisition of Insignia Financial Group, Inc. As of February 2001, Ms. Long was also appointed head of the service business for AIMCO. From June 1994 until January 1997, she was the Controller for Insignia, and was promoted to Senior Vice President - Finance and Controller in January 1997, retaining that title until October 1998. From 1988 to June 1994, Ms. Long was Senior Vice President and Controller for The First Savings Bank, FSB in Greenville, South Carolina.

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of
Section 15(d) of such Act: Further, one or more of the above persons are also directors and/or officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

The executive officers and director of the Managing General Partner fulfill the obligations of the Audit Committee and oversee the Partnership's financial reporting process on behalf of the Managing General Partner. Management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls. In fulfilling its oversight responsibilities, the executive officers and director of the Managing General Partner reviewed the audited financial statements with management including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments, and the clarity of disclosures in the financial statements.

The executive officers and director of the Managing General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee or its equivalent under generally accepted auditing standards. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and director of the Managing General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the Managing General Partner has approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2000 for filing with the Securities and Exchange Commission.

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for the current fiscal year. Fees for the last fiscal year were annual audit services of approximately $46,000 and non-audit services (principally tax-related) of approximately $23,000.

Item 10.    Executive Compensation

Neither the director nor the officers received any remuneration from the Partnership during the year ended December 31, 2000.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding limited partnership units of the Registrant owned by each person who is known by the Registrant to own beneficially or exercise voting or dispositive control over more than 5% of the Registrant's limited partnership units, by each of the directors and by all directors and executive officers of the Managing General Partner as a group as of December 31, 2000.

                                           Amount and nature of        %
   Name of Beneficial Owner                  Beneficial Owner       of Units

   Insignia Properties, LP                      25,833.50            34.45%
     (an affiliate of AIMCO)
   Fox Capital Management Corporation              100.00             0.13%
     (an affiliate of AIMCO)
   IPLP Acquisition I LLC                        3,369.50             4.49%
     (an affiliate of AIMCO)
   AIMCO Properties LP                          13,689.00            18.25%
     (an affiliate of AIMCO)

Insignia Properties LP, Fox Capital Management Corporation, and IPLP Acquisition I LLC are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, South Carolina 29602.

AIMCO Properties LP is indirectly ultimately controlled by AIMCO. Its business address is 2000 South Colorado Boulevard, Denver, Colorado 80222.

No director or officer of the Managing General Partner owns any Units. The general partner owns 100 Units as required by the terms of the Partnership Agreement governing the Partnership.

As a result of its ownership of 42,992 units, AIMCO could be in a position to influence all voting decision with respect to the Partnership. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, DeForest Ventures I L.P., from whom Insignia Properties, L.P. acquired its units, had agreed for the benefit of non-tendering unitholders, that it would vote its Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non tendering unit holders. Except for the foregoing, no other limitations are imposed on Insiginia Properties, L.P.'s right to vote each Unit acquired.

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

The following payments were made to the Managing General Partner and affiliates during the years ended December 31, 2000 and 1999.

                                                      2000        1999
                                                       (in thousands)

       Property management fees                       $760        $721
       Reimbursement for services of affiliates        237         216
       Partnership management fee                      471         508

During the years ended December 31, 2000 and 1999, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $760,000 and $721,000 for the years ended December 31, 2000 and 1999, respectively.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $237,000 and $216,000 for the years ended December 31, 2000 and 1999, respectively.

Pursuant to the Partnership Agreement for managing the affairs of the Partnership, the general partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. Approximately $471,000 and $508,000 in Partnership management fees were paid along with the distributions from operations made during the year ended December 31, 2000 and 1999, respectively.

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

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 42,992 limited partnership units in the Partnership representing 57.32% of the outstanding units at December 31, 2000. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates or affiliates of the Managing General Partner. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on February 8, 2001, AIMCO Properties, L.P., commenced a tender offer to acquire all of the Units not owned by affiliates of AIMCO for a purchase price of $309.00 per Unit. Pursuant to this offer, AIMCO acquired an additional 630 units resulting in its total ownership being increased to 43,622 units or 58.16% of the total outstanding units. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 58.16% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner. However, DeForest Ventures I L.P., from whom AIMCO, through its merger with Insignia, acquired 25,833.5 (approximately 34.45%) of its units, had agreed for the benefit of non-tendering unitholders, that it would vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unit holders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates right to vote each Unit acquired.

Item 13.  Exhibits and Reports on Form 8-K

      (a) Exhibits:

          None.

      (b) Reports on Form 8-K filed during the quarter ended December 31, 2000:

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

     10.1 Multifamily Note dated December 7, 1999, by and between Apartment CCG 17, L.P., a California limited partnership, and GMAC Commercial Mortgage Corporation, a California Corporation; incorporated by reference to Exhibit 16.3 to the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

     10.2 Multifamily Note dated January 27, 2000, by and between Century Properties Fund XVII, a California limited partnership, and GMAC Commercial Mortgage Corporation, a California Corporation; incorporated by reference to Exhibit 16.4 to the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

     10.3 Multifamily Note dated February 11, 2000, by and between Century Properties Fund XVII, a California limited partnership, and GMAC Commercial Mortgage Corporation, a California Corporation; incorporated by reference to Exhibit 16.5 to the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

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