Form 10QSB
period 2001-03-31
CENTURY PROPERTIES FUND XVII
filed 2001-05-14
CIK 356472

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

                   For the quarterly period ended March 31, 2001


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


ITEM 1.     FINANCIAL STATEMENTS

a)

                          CENTURY PROPERTIES FUND XVII

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                          (in thousands, except unit data)

                                 March 31, 2001



Assets
   Cash and cash equivalents                                                 $  797
   Receivables and deposits                                                     303
   Restricted escrows                                                           103
   Other assets                                                                 848
   Investment properties:
      Land                                                   $ 7,078
      Buildings and related personal property                  65,854
                                                               72,932
      Less accumulated depreciation                           (38,895)       34,037
                                                                           $ 36,088
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 316
   Tenant security deposit liabilities                                          355
   Accrued property taxes                                                       473
   Other liabilities                                                            423
   Mortgage notes payable                                                    47,721

Partners' Deficit
   General partner                                           $ (8,497)
   Limited partners (75,000 units issued and
      outstanding)                                             (4,703)      (13,200)
                                                                           $ 36,088



            See Accompanying Notes to Consolidated Financial Statements


b)

                          CENTURY PROPERTIES FUND XVII

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)



                                                              Three Months Ended
                                                                   March 31,
                                                              2001           2000
Revenues:
   Rental income                                             $3,609         $3,473
   Other income                                                 367            197
      Total revenues                                          3,976          3,670

Expenses:
   Operating                                                  1,218          1,184
   General and administrative                                   108             72
   Depreciation                                                 754            692
   Interest                                                     949            974
   Property taxes                                               251            269
      Total expenses                                          3,280          3,191

Income before extraordinary loss                                696            479
Extraordinary loss on early extinguishment of debt               --           (102)

Net income                                                   $ 696          $ 377

Net income allocated to general partner (11.8%)               $ 82           $ 45
Net income allocated to limited partners (88.2%)                614            332

                                                             $ 696          $ 377
Per limited partnership unit:
   Income before extraordinary loss                          $ 8.19         $ 5.63
   Extraordinary loss                                            --          (1.20)

Net income                                                   $ 8.19         $ 4.43

Distributions per limited partnership unit                   $18.25         $76.84

            See Accompanying Notes to Consolidated Financial Statements

c)

                          CENTURY PROPERTIES FUND XVII

               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                          (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Original capital contributions        75,000       $ --       $75,000     $ 75,000

Partners' deficit at
   December 31, 2000                  75,000     $(8,396)     $(3,948)    $(12,344)

Distributions to partners                 --        (183)      (1,369)      (1,552)

Net income for the three months
   ended March 31, 2001                   --          82          614          696

Partners' deficit at
   March 31, 2001                     75,000     $(8,497)     $(4,703)    $(13,200)


            See Accompanying Notes to Consolidated Financial Statements


d)

                          CENTURY PROPERTIES FUND XVII

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)

                                                               Three Months Ended
                                                                    March 31,
                                                               2001          2000
Cash flows from operating activities:
  Net income                                                   $ 696         $ 377
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                                 754           692
     Amortization of loan costs and debt discounts                 15           109
     Extraordinary loss on debt refinancing                        --           102
     Change in accounts:
      Receivables and deposits                                    (19)           88
      Other assets                                               (135)          (41)
      Accounts payable                                             60           (66)
      Tenant security deposit liabilities                         (11)           21
      Accrued property taxes                                     (208)         (170)
      Other liabilities                                          (246)          148

            Net cash provided by operating activities             906         1,260

Cash flows from investing activities:
  Net (deposits to) withdrawals from restricted escrows            (7)          295
  Property improvements and replacements                         (602)         (303)

            Net cash used in investing activities                (609)           (8)

Cash flows from financing activities:
  Payments on mortgage notes payable                             (230)         (114)
  Payoff of mortgage notes payable                                 --       (21,943)
  Proceeds from mortgage notes payable                             --        22,800
  Loan costs paid                                                  (1)         (256)
  Prepayment penalty                                               --           (79)
  Distributions to partners                                    (1,552)       (6,000)

            Net cash used in financing activities              (1,783)       (5,592)

Net decrease in cash and cash equivalents                      (1,486)       (4,340)

Cash and cash equivalents at beginning of period                2,283         7,097

Cash and cash equivalents at end of period                     $ 797        $ 2,757

Supplemental disclosure of cash flow information:
  Cash paid for interest                                       $ 934         $ 674

            See Accompanying Notes to Consolidated Financial Statements


e)

                          CENTURY PROPERTIES FUND XVII

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XVII (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation ("FCMC" or the "Managing General Partner") the managing general partner of the Partnership's general partner, an affiliate of Apartment Investment and Management Company ("AIMCO"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

Principles of Consolidation

The financial statements include all of the accounts of the Partnership and Apartment CCG 17, L.P., which owns Cherry Creek Gardens Apartments, Apartment Creek 17, LLC, which owns Creekside Apartments and Apartment Lodge 17, LLC, which owns The Lodge Apartments. The Partnership ultimately holds a 100% interest in Apartment CCG 17, L.P., Apartment Creek 17, LLC, and Apartment Lodge 17, LLC. All intra-entity balances have been eliminated.

The financial statements include all of the accounts of the Partnership and its wholly owned partnerships.

Segment Reporting

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. The Managing General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the financial statements as currently presented.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following payments were made to the Managing General Partner and affiliates during the three months ended March 31, 2001 and 2000:

                                                                   2001     2000
                                                                  (in thousands)

 Property management fees (included in operating expenses)         $199     $184
 Reimbursement for services of affiliates (included in
   investment properties, general and administrative
   expense and operating expense)                                    84       62
 Partnership management fee (included in general partner
   distributions)                                                   155      119

During the three months ended March 31, 2001 and 2000, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $199,000 and $184,000 for the three months ended March 31, 2001 and 2000, respectively.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $84,000 and $62,000 for the three months ended March 31, 2001 and 2000, respectively.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the general partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. Approximately $155,000 and $119,000 in Partnership management fees were paid along with the distributions from operations made during the three months ended March 31, 2001 and 2000, respectively.

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

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 43,622 limited partnership units in the Partnership representing 58.16% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates or affiliates of the Managing General Partner. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 58.16% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner. However, DeForest Ventures I L.P., from whom AIMCO, through its merger with Insignia, acquired 25,833.5 (approximately 34.45%) of its units, had agreed for the benefit of non-tendering unitholders, that it would vote such
Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non tendering unit holders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates right to vote each Unit acquired.

Note C - Distributions to Partners

Cash distributions from operations of approximately $1,552,000 (approximately $1,369,000 to the limited partners or $18.25 per limited partnership unit) were paid to the partners during the three months ended March 31, 2001. Subsequent to March 31, 2001, a distribution from operations of approximately $255,000 (approximately $225,000 to the limited partners or $3.00 per limited partnership unit) was declared and paid. During the three months ended March 31, 2000, the Partnership declared and paid a distribution of approximately $6,000,000
(approximately $5,763,000 to the limited partners or $76.84 per limited partnership unit) to its partners. The distribution consisted of approximately $1,190,000 (approximately $1,049,000 to the limited partners or $13.99 per limited partnership unit) from operations and approximately $4,810,000 (approximately $4,714,000 to the limited partners or $62.85 per limited partnership unit) from the proceeds of the refinancing of Cherry Creek Gardens Apartments in December 1999.

Note D - Refinancing and Extraordinary Loss

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

Note E - Casualty Event

In January 2001, a fire occurred at Cooper's Pond Apartments which caused damage to nine units of the complex. The restoration will be completed during 2001. The Managing General Partner does not anticipate that this casualty will result in a loss to the Partnership.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. The demurrer is scheduled to be heard on May 14, 2001. The Court has also scheduled a hearing on a motion for class certification for August 27, 2001. Plaintiffs must file their motion for class certification no later than June 15, 2001. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of five apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2001 and 2000:

                                                   Average Occupancy
      Property                                      2001       2000

      Cherry Creek Gardens Apartments               94%        96%
         Englewood, Colorado
      Creekside Apartments                          97%        98%
         Denver, Colorado
      The Lodge Apartments                          98%        98%
         Denver, Colorado
      The Village in the Woods Apartments           94%        92%
         Cypress, Texas
      Cooper's Pond Apartments                      93%        94%
         Tampa, Florida

Results of Operations

The Partnership realized net income for the three months ended March 31, 2001 of approximately $696,000 as compared to net income of approximately $377,000 for the corresponding period of 2000. The increase in net income was due to an increase in total revenues and the recognition during the three months ended March 31, 2000 of an extraordinary loss on the early extinguishment of debt partially offset by an increase in total expenses. The extraordinary loss on the early extinguishment of debt relates to the refinancing of the mortgage at Cooper's Pond Apartments (see discussion below).

Total revenues increased due to an increase in rental income and other income. The increase in rental income was due to an increase in average rental rates at all of the Partnership's investment properties and an increase in occupancy at The Village in the Woods Apartments. These increases were partially offset by decreased occupancy at Cherry Creek Gardens Apartments, Creekside Apartments, and Cooper's Pond Apartments. The increase in other income is due to an increase in income from utility reimbursements at all of the Partnership's properties and increased late charges at The Village in the Woods Apartments.

Total expenses increased due to increases in operating, depreciation and general and administrative expenses. Operating expenses increased due primarily to an increase in maintenance salaries at all of the Partnership's properties and an increase in utility expenses, primarily at Creekside Apartments, The Lodge Apartments, and The Village in the Woods Apartments. Depreciation expense increased due to property improvements and replacements put into service during the last twelve months. General and administrative expenses increased due to an increase in professional fees associated with the administration of the Partnership. Included in general and administrative expenses at both March 31, 2001 and 2000 are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly communications with investors and regulatory agencies required by the Partnership Agreement are included.

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

Liquidity and Capital Resources

At March 31, 2001, the Partnership had cash and cash equivalents of approximately $797,000 compared to approximately $2,757,000 at March 31, 2000. The decrease in cash and cash equivalents of approximately $1,486,000 from the Partnership's year ended December 31, 2000 is due to approximately $1,783,000 of cash used in financing activities and approximately $609,000 of cash used in investing activities, which was partially offset by approximately $906,000 of cash provided by operating activities. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Partnership's properties, distributions to partners, and loan costs paid. Cash used in investing activities consisted of property improvements and replacements and net deposits to escrow accounts maintained by the mortgage lenders. The Partnership invests its working capital reserves in interest bearing accounts.

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

Cherry Creek Gardens Apartments

During the three months ended March 31, 2001, the Partnership completed approximately $108,000 of budgeted and non-budgeted capital improvements at the property, consisting primarily of appliances, carpet and vinyl replacements, plumbing upgrades, air conditioning unit replacements, and garage and carport improvements. These improvements were funded from operating cash flow. The Partnership has evaluated the capital improvement needs of the property for the year. The amount budgeted for 2001 is approximately $81,000, consisting primarily of carpet replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Creekside Apartments

During the three months ended March 31, 2001, the Partnership completed approximately $46,000 of capital improvements at the property, consisting primarily of appliances, garage and carport improvements, carpet and vinyl replacements, and water heater replacements. These improvements were funded from operating cash flow. The Partnership has evaluated the capital improvement needs of the property for the year. The amount budgeted for 2001 is approximately $90,000, consisting primarily of carpet replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Lodge Apartments

During the three months ended March 31, 2001, the Partnership completed approximately $58,000 of capital improvements at the property, consisting primarily of clubhouse renovations, carpet and vinyl replacements, structural improvements and garage and carport improvements. These improvements were funded from operating cash flow and the Partnership's reserves. The Partnership has evaluated the capital improvement needs of the property for the year. The amount budgeted for 2001 is approximately $146,000, consisting primarily of carpet replacements and laundry facilities. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Village in the Woods Apartments

During the three months ended March 31, 2001, the Partnership completed approximately $109,000 of capital improvements at the property, consisting primarily of land improvements, electrical upgrades, structural improvements, appliances, plumbing upgrades, and carpet replacements. These improvements were funded from operating cash flow. The Partnership has evaluated the capital improvement needs of the property for the year. The amount budgeted for 2001 is approximately $146,000, consisting primarily of carpet replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Cooper's Pond Apartments

During the three months ended March 31, 2001, the Partnership completed approximately $281,000 of budgeted and non-budgeted capital improvements at the property, consisting primarily of carpet and vinyl replacements, major landscaping, parking lot improvements, swimming pool upgrades, recreation facility improvements, appliances, plumbing upgrades and construction work related to the fire that occurred at the property in January 2001. These improvements were funded from operating cash flow. The Partnership has evaluated the capital improvement needs of the property for the year. The amount budgeted for 2001 is approximately $171,000, consisting primarily of air conditioning unit replacement, appliances, carpet and vinyl replacements, major landscaping, and interior decoration. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $47,721,000 is amortized over varying periods with maturity dates ranging from September 2008 at Creekside Apartments and The Lodge Apartments to March 2020 at Cooper's Pond Apartments. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

Cash distributions from operations of approximately $1,552,000 (approximately $1,369,000 to the limited partners or $18.25 per limited partnership unit) were paid to the partners during the three months ended March 31, 2001. Subsequent to March 31, 2001, a distribution from operations of approximately $255,000 (approximately $225,000 to the limited partners or $3.00 per limited partnership unit) was declared and paid. During the three months ended March 31, 2000, the Partnership declared and paid a distribution of approximately $6,000,000
(approximately $5,763,000 to the limited partners or $76.84 per limited partnership unit) to its partners. The distribution consisted of approximately $1,190,000 (approximately $1,049,000 to the limited partners or $13.99 per limited partnership unit) from operations and approximately $4,810,000 (approximately $4,714,000 to the limited partners or $62.85 per limited partnership unit) from the proceeds of the refinancing of Cherry Creek Gardens Apartments in December 1999. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital improvements, to permit further distributions to its partners during the remainder of 2001 or subsequent periods.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. The demurrer is scheduled to be heard on May 14, 2001. The Court has also scheduled a hearing on a motion for class certification for August 27, 2001. Plaintiffs must file their motion for class certification no later than June 15, 2001. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a) Exhibits:

               None.

            b) Reports  on Form 8-K filed  during the  quarter  ended  March 31,
               2001:

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