Form 10QSB
period 2001-06-30
CENTURY PROPERTIES FUND XVII
filed 2001-08-10
CIK 356472

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

                    For the quarterly period ended June 30, 2001


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


ITEM 1.     FINANCIAL STATEMENTS

a)

                          CENTURY PROPERTIES FUND XVII

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                          (in thousands, except unit data)

                                  June 30, 2001



Assets
   Cash and cash equivalents                                                $ 1,274
   Receivables and deposits                                                     121
   Restricted escrows                                                           127
   Other assets                                                                 790
   Investment properties:
      Land                                                   $ 7,078
      Buildings and related personal property                  66,251
                                                               73,329
      Less accumulated depreciation                           (39,663)       33,666
                                                                           $ 35,978
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 105
   Tenant security deposit liabilities                                          346
   Accrued property taxes                                                       498
   Other liabilities                                                            916
   Mortgage notes payable                                                    47,487

Partners' Deficit
   General partner                                           $ (8,517)
   Limited partners (75,000 units issued and
      outstanding)                                             (4,857)      (13,374)
                                                                           $ 35,978



            See Accompanying Notes to Consolidated Financial Statements


b)

                          CENTURY PROPERTIES FUND XVII

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)



                                               Three Months Ended      Six Months Ended
                                                    June 30,               June 30,
                                                 2001       2000       2001       2000
Revenues:
   Rental income                               $ 3,611    $ 3,497    $ 7,220     $ 6,970
  Other income                                     333        290        700         487
     Total revenues                              3,944      3,787      7,920       7,457

Expenses:
   Operating                                     1,434      1,209      2,652       2,393
   General and administrative                      178         83        286         155
   Depreciation                                    768        709      1,522       1,401
   Interest                                        944        963      1,893       1,937
   Property taxes                                  241        221        492         490
     Total expenses                              3,565      3,185      6,845       6,376

Income before extraordinary loss                   379        602      1,075       1,081
Extraordinary loss on early extinguishment
  of debt                                           --         --         --        (102)

Net income                                      $ 379      $ 602     $ 1,075      $ 979

Net income allocated to
   general partner (11.8%)                       $ 45       $ 71      $ 127       $ 116
Net income allocated to
   limited partners (88.2%)                        334        531        948         863

                                                $ 379      $ 602     $ 1,075      $ 979
Per limited partnership unit:
  Income before extraordinary loss              $ 4.45     $ 7.08    $ 12.64     $ 12.71
  Extraordinary loss                                --         --         --       (1.20)

Net income                                      $ 4.45     $ 7.08    $ 12.64     $ 11.51

Distributions per limited partnership
  unit                                          $ 6.51    $ 37.03    $ 24.76     $113.87

            See Accompanying Notes to Consolidated Financial Statements

c)

                          CENTURY PROPERTIES FUND XVII

               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                          (in thousands, except unit data)



                                     Limited
                                    Partnership   General     Limited
                                       Units      Partner     Partners      Total

 Original capital contributions       75,000        $ --      $75,000      $ 75,000

 Partners' deficit
    at December 31, 2000              75,000      $(8,396)    $(3,948)     $(12,344)

 Distributions to partners                --         (248)     (1,857)       (2,105)

 Net income for the six months
    ended June 30, 2001                   --          127         948         1,075

 Partners' deficit at
    June 30, 2001                     75,000      $(8,517)    $(4,857)     $(13,374)

            See Accompanying Notes to Consolidated Financial Statements


d)

                          CENTURY PROPERTIES FUND XVII

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)

                                                                Six Months Ended
                                                                        June 30,
                                                               2001          2000
Cash flows from operating activities:
  Net income                                                  $ 1,075        $ 979
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                               1,522         1,401
     Amortization of loan costs and debt discounts                 30           125
     Extraordinary loss on debt refinancing                        --           102
     Loss on disposal of property                                  --           193
     Change in accounts:
      Receivables and deposits                                    163           578
      Other assets                                                (93)          (35)
      Accounts payable                                           (151)            3
      Tenant security deposit liabilities                         (20)           36
      Accrued property taxes                                     (183)         (164)
      Other liabilities                                           247           138

            Net cash provided by operating activities           2,590         3,356

Cash flows from investing activities:
  Property improvements and replacements                         (999)         (981)
  Net (deposits to) withdrawals from restricted escrows           (31)          286
  Insurance proceeds received                                      --           177

            Net cash used in investing activities              (1,030)         (518)

Cash flows from financing activities:
  Payments on mortgage notes payable                             (464)         (330)
  Repayment of mortgage notes payable                              --       (21,943)
  Proceeds from refinancing                                        --        22,800
  Loan costs paid                                                  --          (296)
  Prepayment penalty                                               --           (79)
  Distributions to partners                                    (2,105)       (9,084)

            Net cash used in financing activities              (2,569)       (8,932)

Net decrease in cash and cash equivalents                      (1,009)       (6,094)

Cash and cash equivalents at beginning of period                2,283         7,097

Cash and cash equivalents at end of period                    $ 1,274       $ 1,003

Supplemental disclosure of cash flow information:
  Cash paid for interest                                      $ 1,864       $ 1,622

            See Accompanying Notes to Consolidated Financial Statements

e)

                          CENTURY PROPERTIES FUND XVII

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XVII (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation ("FCMC" or the "Managing General Partner") the managing general partner of the Partnership's general partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Segment Reporting

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and required that those enterprises report selected information about operating segments in interim financial reports. It also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. The Managing General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the financial statements as currently presented.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following payments were made to the Managing General Partner and affiliates during the six months ended June 30, 2001 and 2000:

                                                                  2001      2000
                                                                  (in thousands)

 Property management fees (included in operating expenses)        $404      $371
 Reimbursement for services of affiliates (included in
   investment properties, general and administrative
   expense and operating expense)                                  194       104
 Partnership management fee (included in general partner
   distributions)                                                  211       370

During the six months ended June 30, 2001 and 2000, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $404,000 and $371,000 for the six months ended June 30, 2001 and 2000, respectively.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $194,000 and $104,000 for the six months ended June 30, 2001 and 2000, respectively.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the general partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. Approximately $211,000 and $370,000 in Partnership management fees were paid along with the distributions from operations made during the six months ended June 30, 2001 and 2000, respectively.

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

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 43,777 limited partnership units in the Partnership representing 58.37% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates or affiliates of the Managing General Partner. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 58.37% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner. However, DeForest Ventures I L.P., from whom AIMCO, through its merger with Insignia Financial Group, Inc., acquired 25,833.5 (approximately 34.45%) of its units, had agreed for the benefit of non-tendering unitholders, that it would vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non tendering unit holders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates right to vote each Unit acquired.

Note C - Distributions to Partners

Cash distributions from operations of approximately $2,105,000 (approximately $1,857,000 to the limited partners or $24.76 per limited partnership unit) were paid to the partners during the six months ended June 30, 2001. Subsequent to
June 30, 2001, a distribution was declared and paid from operations of approximately $600,000 (approximately $529,000 to the limited partners or $7.05 per limited partnership unit). During the six months ended June 30, 2000, the Partnership declared and paid distributions of approximately $9,084,000 (approximately $8,540,000 to the limited partners or $113.87 per limited partnership unit) to its partners. The distributions consisted of approximately $3,695,000 (approximately $3,259,000 to the limited partners or $43.46 per limited partnership unit) from operations and approximately $5,389,000 (approximately $5,281,000 to the limited partners or $70.41 per limited partnership unit) from the proceeds of the refinancing of Cherry Creek Gardens Apartments in December 1999 and the refinancing of Cooper's Pond Apartments in February 2000.

Note D - Refinancing and Extraordinary Loss

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

Note F - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. Plaintiffs have until August 16, 2001 to file a fourth amended complaint. The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of five apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2001 and 2000:

                                                   Average Occupancy
      Property                                      2001       2000

      Cherry Creek Gardens Apartments               92%        96%
         Englewood, Colorado
      Creekside Apartments                          96%        97%
         Denver, Colorado
      The Lodge Apartments                          97%        98%
         Denver, Colorado
      The Village in the Woods Apartments           93%        90%
         Cypress, Texas
      Cooper's Pond Apartments                      94%        96%
         Tampa, Florida

The Managing General Partner attributes the decrease in occupancy at Cherry Creek Gardens Apartments to an increase in home purchases and the increase in occupancy at The Village in the Woods Apartments to increased marketing and advertising efforts.

Results of Operations

The Partnership realized net income for the six months ended June 30, 2001 of approximately $1,075,000 as compared to net income of approximately $979,000 for the corresponding period of 2000. The Partnership's net income for the three months ended June 30, 2001 was approximately $379,000 compared to approximately $602,000 for the three months ended June 30, 2000. The increase in net income for the six month period ended June 30, 2001 was due to an increase in total revenues and the recognition during the six months ended June 30, 2000 of an extraordinary loss on the early extinguishment of debt partially offset by an increase in total expenses. The extraordinary loss on the early extinguishment of debt relates to the refinancing of the mortgage at Cooper's Pond Apartments (see discussion in "Liquidity and Capital Resources"). The decrease in net income for the three month period ended June 30, 2001 was due to an increase in total expenses partially offset by an increase in total revenues.

Total revenues increased for the three and six month periods ended June 30, 2001 due to an increase in rental income and other income. The increase in rental income was due to an increase in average rental rates at all of the Partnership's investment properties and an increase in occupancy at The Village in the Woods Apartments. These increases were partially offset by decreased occupancy at Cherry Creek Gardens Apartments, Creekside Apartments, The Lodge Apartments, and Cooper's Pond Apartments and increased bad debt expense primarily at The Village in the Woods Apartments and Cherry Creek Gardens Apartments. The increase in other income is due to an increase in income from utility reimbursements at all of the Partnership's properties, increased laundry income at Cherry Creek Gardens Apartments and The Lodge Apartments, and increased late charges primarily at The Village in the Woods Apartments.

Total expenses increased for the three and six month periods ended June 30, 2001 due to increases in operating, depreciation, and general and administrative expenses. Operating expenses increased due primarily to an increase in utility expenses primarily at Cherry Creek Gardens Apartments, Creekside Apartments, The Village in the Woods Apartments and The Lodge Apartments, an increase in maintenance salaries mainly at Cooper's Pond Apartments, and an increase in insurance expense at all of the Partnership's properties. Depreciation expense increased due to property improvements and replacements put into service during the last twelve months. General and administrative expenses increased due to an increase in professional fees associated with the administration of the Partnership and an increase in the cost of services included in the management reimbursements to the Managing General Partner allowed under the Partnership Agreement. Also included in general and administrative expenses at both June 30, 2001 and 2000 are the costs associated with the quarterly communications with investors and regulatory agencies required by the Partnership Agreement.

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

Liquidity and Capital Resources

At June 30, 2001, the Partnership had cash and cash equivalents of approximately $1,274,000 compared to approximately $1,003,000 at June 30, 2000. The decrease in cash and cash equivalents of approximately $1,009,000 from December 31, 2000 is due to approximately $2,569,000 of cash used in financing activities and approximately $1,030,000 of cash used in investing activities, which was partially offset by approximately $2,590,000 of cash provided by operating activities. Cash used in financing activities consisted primarily of payments of principal made on the mortgages encumbering the Partnership's properties and distributions to partners. Cash used in investing activities consisted of property improvements and replacements and, to a lesser extent, net deposits to escrow accounts maintained by the mortgage lenders. The Partnership invests its working capital reserves in interest bearing accounts.

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

Cherry Creek Gardens Apartments

During the six months ended June 30, 2001, the Partnership completed approximately $176,000 of capital improvements at the property, consisting primarily of garage and carport improvements, appliances, air conditioning unit replacements, plumbing upgrades, and carpet and vinyl replacements. These improvements were funded from operating cash flow. The Partnership has evaluated the capital improvement needs of the property for the year. The amount budgeted for 2001 is approximately $218,000, consisting primarily of carpet replacements and garage and carport improvements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Creekside Apartments

During the six months ended June 30, 2001, the Partnership completed approximately $91,000 of capital improvements at the property, consisting primarily of garage and carport improvements, appliances, carpet and vinyl replacements, and water heater replacements. These improvements were funded from operating cash flow and the Partnership's reserves. The Partnership has evaluated the capital improvement needs of the property for the year. The amount budgeted for 2001 is approximately $112,000, consisting primarily of carpet replacements and garage and carport improvements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Lodge Apartments

During the six months ended June 30, 2001, the Partnership completed approximately $102,000 of capital improvements at the property, consisting primarily of garage and carport improvements, furniture and fixtures, signage, and carpet and vinyl replacements. These improvements were funded from operating cash flow and the Partnership's reserves. The Partnership has evaluated the capital improvement needs of the property for the year. The amount budgeted for 2001 is approximately $179,000, consisting primarily of carpet replacements, laundry facilities, and garage and carport improvements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Village in the Woods Apartments

During the six months ended June 30, 2001, the Partnership completed approximately $138,000 of capital improvements at the property, consisting primarily of buildings, electrical upgrades, land improvements, plumbing upgrades, window treatments, appliances, carpet replacements, and structural improvements. These improvements were funded from operating cash flow. The Partnership has evaluated the capital improvement needs of the property for the year. The amount budgeted for 2001 is approximately $154,000, consisting primarily of appliances, other building improvements, and carpet replacements.
Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Cooper's Pond Apartments

During the six months ended June 30, 2001, the Partnership completed approximately $492,000 of budgeted and non-budgeted capital improvements at the property, consisting primarily of water heater replacements, parking lot improvements, carpet and vinyl replacements, appliances, plumbing upgrades, structural improvements, major landscaping, recreation facility improvements, and construction work related to the fire that occurred at the property in January 2001. These improvements were funded from operating cash flow and insurance proceeds. The Partnership has evaluated the capital improvement needs of the property for the year. The amount budgeted for 2001 is approximately $234,000, consisting primarily of air conditioning unit replacement, carpet and vinyl replacements, major landscaping, interior decoration, and appliances. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $47,487,000 is amortized over varying periods with maturity dates ranging from September 2008 at Creekside Apartments and The Lodge Apartments to March 2020 at Cooper's Pond Apartments. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

Cash distributions from operations of approximately $2,105,000 (approximately $1,857,000 to the limited partners or $24.76 per limited partnership unit) were paid to the partners during the six months ended June 30, 2001. Subsequent to
June 30, 2001, a distribution was declared and paid from operations of approximately $600,000 (approximately $529,000 to the limited partners or $7.05 per limited partnership unit). During the six months ended June 30, 2000, the Partnership declared and paid distributions of approximately $9,084,000 (approximately $8,540,000 to the limited partners or $113.87 per limited partnership unit) to its partners. The distributions consisted of approximately $3,695,000 (approximately $3,259,000 to the limited partners or $43.46 per limited partnership unit) from operations and approximately $5,389,000 (approximately $5,281,000 to the limited partners or $70.41 per limited partnership unit) from the proceeds of the refinancing of Cherry Creek Gardens Apartments in December 1999 and the refinancing of Cooper's Pond Apartments in February 2000. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements, to permit further distributions to its partners during the remainder of 2001 or subsequent periods.

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. Plaintiffs have until August 16, 2001 to file a fourth amended complaint. The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a) Exhibits:

               None.

            b) Reports on Form 8-K filed during the quarter ended June 30, 2001:

               None.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the Partnership caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    CENTURY PROPERTIES FUND XVII


                                    By:   FOX PARTNERS
                                          General Partner


                                    By:   FOX CAPITAL MANAGEMENT CORPORATION
                                          Managing General Partner


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