Form 10QSB
period 2001-09-30
CENTURY PROPERTIES FUND XVII
filed 2001-11-06
CIK 356472

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

              For the quarterly period ended September 30, 2001


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

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS

a)

                          CENTURY PROPERTIES FUND XVII

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                       (in thousands, except unit data)

                               September 30, 2001


Assets
   Cash and cash equivalents                                                $ 1,916
   Receivables and deposits                                                     146
   Restricted escrows                                                           141
   Other assets                                                                 778
   Investment properties:
      Land                                                   $ 7,078
      Buildings and related personal property                  66,255
                                                               73,333
      Less accumulated depreciation                           (40,296)       33,037
                                                                           $ 36,018
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 138
   Tenant security deposit liabilities                                          318
   Accrued property taxes                                                       724
   Other liabilities                                                            854
   Mortgage notes payable                                                    47,249

Partners' Deficit
   General partner                                           $ (8,504)
   Limited partners (75,000 units issued and
      outstanding)                                             (4,761)      (13,265)
                                                                           $ 36,018



         See Accompanying Notes to Consolidated Financial Statements


b)

                          CENTURY PROPERTIES FUND XVII

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                       (in thousands, except unit data)


                                               Three Months Ended     Nine Months Ended
                                                  September 30,         September 30,
                                                 2001       2000       2001       2000
Revenues:
   Rental income                               $ 3,578    $ 3,564    $10,798     $10,534
  Other income                                     300        363      1,000         850
  Casualty gain                                    166         --        166          --
     Total revenues                              4,044      3,927     11,964      11,384

Expenses:
   Operating                                     1,321      1,172      3,973       3,565
   General and administrative                      116         77        402         232
   Depreciation                                    741        710      2,263       2,111
   Interest                                        937        962      2,830       2,899
   Property taxes                                  220        212        712         702
     Total expenses                              3,335      3,133     10,180       9,509

Income before extraordinary loss                   709        794      1,784       1,875
Extraordinary loss on early extinguishment
  of debt                                           --         --         --        (102)

Net income                                      $ 709      $ 794     $ 1,784     $ 1,773

Net income allocated to
   general partner (11.8%)                       $ 84       $ 94      $ 211       $ 209
Net income allocated to
   limited partners (88.2%)                        625        700      1,573       1,564

                                                $ 709      $ 794     $ 1,784     $ 1,773
Per limited partnership unit:
  Income before extraordinary loss              $ 8.33     $ 9.33    $ 20.97     $ 22.05
  Extraordinary loss                                --         --         --       (1.20)

Net income                                      $ 8.33     $ 9.33    $ 20.97     $ 20.85

Distributions per limited partnership
  unit                                          $ 7.05      $ --     $ 31.81     $113.87

         See Accompanying Notes to Consolidated Financial Statements


c)

                          CENTURY PROPERTIES FUND XVII

            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                       (in thousands, except unit data)


                                     Limited
                                    Partnership   General     Limited
                                       Units      Partner     Partners      Total

 Original capital contributions       75,000        $ --      $75,000      $ 75,000

 Partners' deficit at
    December 31, 2000                 75,000      $(8,396)    $(3,948)     $(12,344)

 Distributions to partners                --         (319)     (2,386)       (2,705)

 Net income for the nine months
    ended September 30, 2001              --          211       1,573         1,784

 Partners' deficit at
    September 30, 2001                75,000      $(8,504)    $(4,761)     $(13,265)

         See Accompanying Notes to Consolidated Financial Statements

d)

                          CENTURY PROPERTIES FUND XVII

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                (in thousands)

                                                                Nine Months Ended
                                                                   September 30,
                                                               2001          2000
Cash flows from operating activities:
  Net income                                                  $ 1,784       $ 1,773
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                               2,263         2,111
     Amortization of loan costs and debt discounts                 44           142
     Extraordinary loss on debt refinancing                        --           102
     Casualty gain                                               (166)           --
     Change in accounts:
      Receivables and deposits                                    138           879
      Other assets                                                (95)          (47)
      Accounts payable                                           (118)         (106)
      Tenant security deposit liabilities                         (48)           53
      Accrued property taxes                                       43            48
      Other liabilities                                           185           125

            Net cash provided by operating activities           4,030         5,080

Cash flows from investing activities:
  Property improvements and replacements                       (1,183)       (1,453)
  Net (deposits to) withdrawals from restricted escrows           (45)          394
  Insurance proceeds received                                     238            --

            Net cash used in investing activities                (990)       (1,059)

Cash flows from financing activities:
  Payments on mortgage notes payable                             (702)         (550)
  Repayment of mortgage notes payable                              --       (21,943)
  Proceeds from refinancing                                        --        22,800
  Loan costs paid                                                  --          (296)
  Prepayment penalty                                               --           (79)
  Distributions to partners                                    (2,705)       (9,084)

            Net cash used in financing activities              (3,407)       (9,152)

Net decrease in cash and cash equivalents                        (367)       (5,131)

Cash and cash equivalents at beginning of period                2,283         7,097

Cash and cash equivalents at end of period                    $ 1,916       $ 1,966

Supplemental disclosure of cash flow information:
  Cash paid for interest                                      $ 2,790       $ 2,566

         See Accompanying Notes to Consolidated Financial Statements


e)

                          CENTURY PROPERTIES FUND XVII

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XVII (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation ("FCMC" or the "Managing General Partner") the managing general partner of the Partnership's general partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

The following payments were made to the Managing General Partner and affiliates during the nine months ended September 30, 2001 and 2000:

                                                                  2001      2000
                                                                  (in thousands)

 Property management fees (included in operating expenses)        $601      $565
 Reimbursement for services of affiliates (included in
   investment properties, general and administrative
   expense and operating expense)                                  236       151
 Partnership Management Fee (included in general partner
   distributions)                                                  271       370

During the nine months ended September 30, 2001 and 2000, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $601,000 and $565,000 for the nine months ended September 30, 2001 and 2000, respectively.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $236,000 and $151,000 for the nine months ended September 30, 2001 and 2000, respectively, including reimbursement of construction oversight costs of approximately $43,000 and $26,000 for the nine months ended September 30, 2001 and 2000, respectively.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the general partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. Approximately $271,000 and $370,000 in Partnership management fees were paid along with the distributions form operations made during the nine months ended September 30, 2001 and 2000, respectively.

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

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 43,782 limited partnership units in the Partnership representing 58.38% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates or affiliates of the Managing General Partner. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 58.38% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, DeForest Ventures I L.P., from whom AIMCO, through its merger with Insignia Financial Group, Inc., acquired 25,833.5 (approximately 34.45%) of its units, had agreed for the benefit of non-tendering unitholders, that it would vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non tendering unit holders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates right to vote each Unit acquired.

Note C - Distributions to Partners

Cash distributions from operations of approximately $2,705,000 (approximately $2,386,000 to the limited partners or $31.81 per limited partnership unit) were paid to the partners during the nine months ended September 30, 2001. Subsequent to September 30, 2001, a distribution was declared from operations of approximately $1,220,000 (approximately $1,076,000 to the limited partners or $14.35 per limited partnership unit). During the nine months ended September 30, 2000, the Partnership declared and paid distributions of approximately
$9,084,000 (approximately $8,540,000 to the limited partners or $113.87 per limited partnership unit) to its partners. The distributions consisted of approximately $3,695,000 (approximately $3,259,000 to the limited partners or $43.46 per limited partnership unit) from operations and approximately $5,389,000 (approximately $5,281,000 to the limited partners or $70.41 per limited partnership unit) from the proceeds of the refinancing of Cherry Creek Gardens Apartments in December 1999 and the refinancing of Cooper's Pond Apartments in February 2000.

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

Note E - Casualty Event

During the nine months ended September 30, 2001, a net casualty gain was recorded at Cooper's Pond Apartments. The casualty gain related to a fire that occurred which destroyed nine units of the complex in January 2001. The gain was the result of insurance proceeds received as of September 30, 2001 of approximately $238,000 less the net book value of the damaged property of approximately $72,000.

Note F - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which, together with a demurrer filed by other defendants, is currently scheduled to be heard on November 15, 2001. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. The matters are currently scheduled to be heard on November 15, 2001.

The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of five apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2001 and 2000:

                                                   Average Occupancy
      Property                                      2001       2000

      Cherry Creek Gardens Apartments               90%        95%
         Englewood, Colorado
      Creekside Apartments                          95%        97%
         Denver, Colorado
      The Lodge Apartments                          96%        98%
         Denver, Colorado
      The Village in the Woods Apartments           93%        90%
         Cypress, Texas
      Cooper's Pond Apartments                      95%        97%
         Tampa, Florida

The Managing General Partner attributes the decrease in occupancy at Cherry Creek Gardens Apartments to an increase in home purchases and the increase in occupancy at The Village in the Woods Apartments to increased marketing and advertising efforts.

Results of Operations

The Partnership realized net income for the nine months ended September 30, 2001 of approximately $1,784,000 as compared to net income of approximately $1,773,000 for the corresponding period of 2000. The Partnership's net income for the three months ended September 30, 2001 was approximately $709,000 compared to approximately $794,000 for the three months ended September 30, 2000. The increase in net income for the nine month period ended September 30, 2001 was due to an increase in total revenues and the recognition during the nine months ended September 30, 2000 of an extraordinary loss on the early extinguishment of debt partially offset by an increase in total expenses. The extraordinary loss on the early extinguishment of debt relates to the refinancing of the mortgage at Cooper's Pond Apartments (see discussion in "Liquidity and Capital Resources"). The decrease in net income for the three month period ended September 30, 2001 was due to an increase in total expenses largely offset by an increase in total revenues.

Total revenues increased for the nine month period ended September 30, 2001 due to an increase in rental income, other income, and a casualty gain at Cooper's Pond Apartments due to a fire in January 2001. Total revenues increased for the three month period ended September 30, 2001 due to an increase in rental income and a casualty gain at Cooper's Pond Apartments which was partially offset by a decrease in other income. The increase in rental income was due to an increase in average rental rates at all of the Partnership's investment properties and an increase in occupancy at The Village in the Woods Apartments. These increases were partially offset by decreased occupancy at Cherry Creek Gardens Apartments, Creekside Apartments, The Lodge Apartments, and Cooper's Pond Apartments, increased bad debt expense at all of the Partnership's properties and increased concession costs primarily at Cherry Creek Gardens Apartments and The Village in the Woods Apartments. Other income increased for the nine month period ended September 30, 2001 due to an increase in income from utility reimbursements at Cherry Creek Gardens Apartments, Creekside Apartments, and The Lodge Apartments, increased laundry income at Cherry Creek Gardens Apartments and The Lodge Apartments, and increased late charges primarily at The Village in the Woods Apartments. These increases were partially offset by reduced interest income due to lower average cash balances in interest bearing accounts. Other income decreased for the three month period ended September 30, 2001 due to a decrease in interest income due to lower average cash balances in interest bearing accounts.

Total expenses increased for the three and nine month periods ended September 30, 2001 due to increases in operating, depreciation, and general and administrative expenses partially offset by reduced interest expense. Operating expenses increased due primarily to an increase in utility expenses primarily at Cherry Creek Gardens Apartments, Creekside Apartments, The Lodge Apartments, and The Village in the Woods Apartments, an increase in maintenance salaries mainly at Cooper's Pond Apartments, and an increase in insurance expense at all of the Partnership's properties. Depreciation expense increased due to property improvements and replacements put into service during the last twelve months. General and administrative expenses increased due to an increase in professional fees associated with the administration of the Partnership and an increase in the cost of services included in the management reimbursements to the Managing General Partner allowed under the Partnership Agreement. Also included in general and administrative expenses at both September 30, 2001 and 2000 are the costs associated with the quarterly communications with investors and regulatory agencies required by the Partnership Agreement. Those increases in total expenses were partially offset by a decrease in interest expense primarily due to the refinancing of the mortgage at Village in the Woods during 2000 at a lower interest rate.

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

Liquidity and Capital Resources

At September 30, 2001, the Partnership had cash and cash equivalents of approximately $1,916,000 compared to approximately $1,966,000 at September 30, 2000. The decrease in cash and cash equivalents of approximately $367,000 from December 31, 2000 is due to approximately $3,407,000 of cash used in financing activities and approximately $990,000 of cash used in investing activities, which was partially offset by approximately $4,030,000 of cash provided by operating activities. Cash used in financing activities consisted primarily of payments of principal made on the mortgages encumbering the Partnership's properties and distributions to partners. Cash used in investing activities consisted of property improvements and replacements and, to a lesser extent, net deposits to escrow accounts maintained by the mortgage lenders partially offset by insurance proceeds received. The Partnership invests its working capital reserves in interest bearing accounts.

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

Cherry Creek Gardens Apartments

During the nine months ended September 30, 2001, the Partnership completed approximately $262,000 of budgeted and non-budgeted capital improvements at the property, consisting primarily of garage and carport improvements, appliances, structural improvements, air conditioning unit replacements, plumbing upgrades, and carpet and vinyl replacements. These improvements were funded from operating cash flow. The Partnership has evaluated the capital improvement needs of the property for the year. The amount budgeted for 2001 is approximately $218,000, consisting primarily of carpet replacements and garage and carport improvements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Creekside Apartments

During the nine months ended September 30, 2001, the Partnership completed approximately $102,000 of capital improvements at the property, consisting primarily of garage and carport improvements, plumbing upgrades, appliances, carpet and vinyl replacements, and water heater replacements. These improvements were funded from operating cash flow and the Partnership's reserves. The Partnership has evaluated the capital improvement needs of the property for the year. The amount budgeted for 2001 is approximately $129,000, consisting primarily of carpet replacements and garage and carport improvements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Lodge Apartments

During the nine months ended September 30, 2001, the Partnership completed approximately $100,000 of capital improvements at the property, consisting primarily of garage and carport improvements, furniture and fixtures, structural improvements, signage, and carpet and vinyl replacements. These improvements were funded from operating cash flow and the Partnership's reserves. The Partnership has evaluated the capital improvement needs of the property for the year. The amount budgeted for 2001 is approximately $194,000, consisting primarily of carpet replacements, laundry facilities, and garage and carport improvements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Village in the Woods Apartments

During the nine months ended September 30, 2001, the Partnership completed approximately $199,000 of budgeted and non-budgeted capital improvements at the property, consisting primarily of buildings, electrical upgrades, plumbing upgrades, air conditioning unit replacements, window treatments, appliances, carpet replacements, land improvements, and structural improvements. These improvements were funded from operating cash flow. The Partnership has evaluated the capital improvement needs of the property for the year. The amount budgeted for 2001 is approximately $194,000, consisting primarily of appliances, other building improvements, and carpet replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Cooper's Pond Apartments

During the nine months ended September 30, 2001, the Partnership completed approximately $520,000 of budgeted and non-budgeted capital improvements at the property, consisting primarily of water heater replacements, building improvements, carpet and vinyl replacements, appliances, swimming pool upgrades, structural improvements, major landscaping, recreation facility improvements, plumbing upgrades, and construction work related to the fire that occurred at the property in January 2001. These improvements were funded from operating cash flow and insurance proceeds. The Partnership has evaluated the capital improvement needs of the property for the year. The amount budgeted for 2001 is approximately $234,000, consisting primarily of air conditioning unit replacement, carpet and vinyl replacements, major landscaping, interior decoration, and appliances. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $47,249,000 is amortized over varying periods with maturity dates ranging from September 2008 at Creekside Apartments and The Lodge Apartments at which time balloon payments totaling approximately $11,594,000 will be due to March 2020 at Cooper's Pond Apartments. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

Cash distributions from operations of approximately $2,705,000 (approximately $2,386,000 to the limited partners or $31.81 per limited partnership unit) were paid to the partners during the nine months ended September 30, 2001. Subsequent to September 30, 2001, a distribution was declared from operations of approximately $1,220,000 (approximately $1,076,000 to the limited partners or $14.35 per limited partnership unit). During the nine months ended September 30, 2000, the Partnership declared and paid distributions of approximately
$9,084,000 (approximately $8,540,000 to the limited partners or $113.87 per limited partnership unit) to its partners. The distributions consisted of approximately $3,695,000 (approximately $3,259,000 to the limited partners or $43.46 per limited partnership unit) from operations and approximately $5,389,000 (approximately $5,281,000 to the limited partners or $70.41 per limited partnership unit) from the proceeds of the refinancing of Cherry Creek Gardens Apartments in December 1999 and the refinancing of Cooper's Pond Apartments in February 2000. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. The Partnership's distribution policy is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements, to permit further distributions to its partners during the remainder of 2001 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 43,782 limited partnership units in the Partnership representing 58.38% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates or affiliates of the Managing General Partner. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 58.38% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, DeForest Ventures I L.P., from whom AIMCO, through its merger with Insignia Financial Group, Inc., acquired 25,833.5 (approximately 34.45%) of its units, had agreed for the benefit of non-tendering unitholders, that it would vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non tendering unit holders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates right to vote each Unit acquired.

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which, together with a demurrer filed by other defendants, is currently scheduled to be heard on November 15, 2001. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. The matters are currently scheduled to be heard on November 15, 2001.

The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b) Reports on Form 8-K filed during the quarter ended September 30, 2001:

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