Form 10KSB
period 2001-12-31
CENTURY PROPERTIES FUND XVII
filed 2002-03-22
CIK 356472

FORM 10-KSB--Annual or Transitional Report Under
                               Section 13 or 15(d)
                                   Form 10-KSB

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934
      [No Fee Required]

                 For the fiscal year ended December 31, 2001

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

State issuer's revenues for its most recent fiscal year.  $15,931,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2001. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.


                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I

Item 1.     Description of Business

Century Properties Fund XVII (the "Partnership" or the "Registrant") was organized in November 1981 as a California limited partnership under the Uniform Limited Partnership Act of the California Corporations Code. Fox Partners, a California general partnership, is the general partner of the Partnership. The general partners of Fox Partners are Fox Capital Management Corporation (the "Managing General Partner"), a California corporation, Fox Realty Investors ("FRI"), a California general partnership, and Fox Partners 82, a California general partnership. NPI Equity Investments II Inc., a Florida Corporation ("NPI Equity"), is the general partner of FRI. FCMC and NPI Equity are affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2006, unless terminated prior to such date.

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

                              Gross
                             Carrying   Accumulated                         Federal
Property                      Value    Depreciation     Rate    Method     Tax Basis
                                 (in thousands)                         (in thousands)
Cherry Creek Gardens         $16,000      $ 9,183     5-30 yrs    S/L       $ 2,773
Creekside                     11,744        6,346     5-30 yrs    S/L         3,095
The Lodge                     13,290        7,337     5-30 yrs    S/L         3,180
The Village in the Woods      16,186        8,729     5-30 yrs    S/L         4,168
Coopers Pond                  16,296        9,451     5-30 yrs    S/L         3,152

                             $73,516      $41,046                           $16,368

See "Note A" of the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy.

Schedule of Property Indebtedness:

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.

                            Principal                                         Principal
                            Balance At                                         Balance
                           December 31,    Interest    Period    Maturity      Due At
        Property               2001          Rate    Amortized     Date     Maturity (1)
                          (in thousands)                                   (in thousands)
Cherry Creek Gardens         $11,892        7.99%     20 years   01/01/20      $    --
Creekside                      6,243        6.43%     30 years   09/01/08        5,501
The Lodge                      6,915        6.43%     30 years   09/01/08        6,093
The Village in the
  Woods                       13,955        8.56%     20 years   02/01/20           --
Cooper's Pond                  8,000        8.47%     20 years   03/01/20           --

                             $47,005                                           $11,594

(1) See "Item 7. Financial Statements - Note B" for information with respect to the Registrant's ability to prepay these loans and other specific details about the loans.

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

On January 28, 2000, the Partnership refinanced the mortgage encumbering The Village in the Woods Apartments. The refinancing replaced indebtedness of approximately $14,421,000 with a new mortgage in the amount of $14,500,000. The new mortgage carries a stated interest rate of 8.56%. The refinanced mortgage was a zero coupon note which was discounted at an effective interest rate of 10.247%. Payments of principal and interest on the mortgage loan are due monthly until the loan matures on February 1, 2020. Total loan costs capitalized during the year ended December 31, 2000 were approximately $143,000.

On February 15, 2000, the Partnership refinanced the first and second mortgages encumbering Cooper's Pond Apartments. The refinancing replaced indebtedness of approximately $7,522,000 with a new mortgage in the amount of $8,300,000. The new mortgage carries a stated interest rate of 8.47%. Interest rates on the refinanced mortgages were 8.0% and 8.5%. Payments of principal and interest on the mortgage loan are due monthly until the loan matures on March 1, 2020 at which time the loan is scheduled to be fully amortized. Total loan costs capitalized during the year ended December 31, 2000 were approximately $147,000. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $102,000 due to the write-off of unamortized loan costs and a prepayment penalty.

Schedule of Rental Rates and Occupancy:

Average annual rental rate and occupancy for 2001 and 2000 for each property:

                                     Average Annual             Average Annual
                                      Rental Rate                 Occupancy
                                       (per unit)
Property                           2001          2000         2001         2000
Cherry Creek Gardens              $10,566      $10,150         87%          95%
Creekside                           8,523        8,014         94%          98%
The Lodge                           7,742        7,262         95%          98%
The Village in the Woods            7,643        7,480         93%          90%
Cooper's Pond                       6,370        6,174         96%          97%

The Managing General Partner attributes the decrease in occupancy at Cherry Creek Gardens Apartments to the implementation of stricter rental policies and higher qualification standards. The Managing General Partner attributes the decrease in occupancy at Creekside Apartments and The Lodge Apartments to slow economic conditions. The Managing General Partner attributes the increase in occupancy at The Village in the Woods Apartments to an aggressive marketing program.

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

Real Estate Taxes and Rates:

Real estate taxes and rates in 2001 for each property were:

                                      2001            2001
                                    Billing           Rate
                                 (in thousands)

Cherry Creek Gardens                  $160            7.82%
Creekside                               82            5.87%
The Lodge                               88            5.87%
The Village in the Woods               412            2.84%
Cooper's Pond                          236            2.38%

Capital Improvements:

Cherry Creek Gardens Apartments

During the year ended December 31, 2001, the Partnership completed approximately $294,000 of capital improvements at the property, consisting primarily of garage and carport improvements, appliances, structural improvements, air conditioning unit replacements, plumbing upgrades, and carpet and vinyl replacements. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $88,800. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Creekside Apartments

During the year ended December 31, 2001, the Partnership completed approximately $115,000 of capital improvements at the property, consisting primarily of garage and carport improvements, plumbing upgrades, appliances, carpet and vinyl replacements, and water heater replacements. These improvements were funded from operating cash flow and the Partnership's reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $98,400. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Lodge Apartments

During the year ended December 31, 2001, the Partnership completed approximately $133,000 of capital improvements at the property, consisting primarily of garage and carport improvements, furniture and fixtures, structural improvements, water heater replacements, signage, and carpet and vinyl replacements. These improvements were funded from operating cash flow and the Partnership's reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $112,800. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Village in the Woods Apartments

During the year ended December 31, 2001, the Partnership completed approximately $253,000 of capital improvements at the property, consisting primarily of buildings, electrical upgrades, plumbing upgrades, air conditioning unit replacements, appliances, carpet replacements, and structural improvements. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $159,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Cooper's Pond Apartments

During the year ended December 31, 2001, the Partnership completed approximately $571,000 of capital improvements at the property, consisting primarily of water heater replacements, carpet and vinyl replacements, appliances, swimming pool upgrades, structural improvements, major landscaping, laundry room and maintenance building improvements, air conditioning unit replacements, and construction work related to the fire that occurred at the property in January 2001. These improvements were funded from operating cash flow and insurance proceeds. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $138,900. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Item 3.     Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants intend to oppose the motion and are scheduled to file their opposition brief on March 26, 2002. A hearing on the motion has been scheduled for April 29, 2002. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action.

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

Item 4.     Submission of Matters to a Vote of Security Holders

The unit holders of the Registrant did not vote on any matter during the quarter ended December 31, 2001.


                                     PART II

Item 5. Market for the Partnership's Common Equity and Related Security Holder Matters

The Partnership, a publicly held limited partnership, sold 75,000 Limited Partnership Units aggregating $75,000,000 during its offering period. The Partnership currently has 75,000 Units outstanding and 3,636 Limited Partners of record. Affiliates of the Managing General Partner owned 43,854.50 units or 58.47% at December 31, 2001. No public trading market has developed for the units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2000 and 2001:

                                                Distributions
                                                           Per Limited
                                        Aggregate        Partnership Unit
                                      (in thousands)
       01/01/00 - 12/31/00             $10,099 (1)           $125.80
       01/01/01 - 12/31/01               3,925 (2)             46.16

(1) Consists of approximately $4,710,000 of cash from operations and approximately $5,389,000 of cash proceeds from the refinancing of the mortgage loans encumbering Cherry Creek Gardens Apartments in December
      1999 and Cooper's Pond Apartments in February 2000 (see "Item 6" for further details).

(2)   Consists of approximately $3,925,000 of cash from operations.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit distributions to its partners in the year 2002 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 43,854.50 limited partnership units in the Partnership representing 58.47% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates or affiliates of the Managing General Partner. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 58.47% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, DeForest Ventures I L.P., from whom AIMCO, through its merger with Insignia Financial Group, Inc., acquired 25,833.5 (approximately 34.45%) of its units, had agreed for the benefit of non-tendering unitholders, that it would vote such units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non tendering unit holders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates right to vote each Unit acquired.

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

Results of Operations

The Partnership realized net income for the year ended December 31, 2001 of approximately $2,278,000 as compared to net income of approximately $2,466,000 for the corresponding period of 2000. The decrease in net income was due to an increase in total expenses. This decrease was partially offset by an increase in total revenues and the recognition of an extraordinary loss on the early
extinguishment   of  debt  during  the  year  ended   December  31,  2000.   The
extraordinary loss on the early extinguishment of debt relates to the refinancing of the mortgage at Cooper's Pond Apartments (see discussion in "Liquidity and Capital Resources").

Total expenses increased due to increases in depreciation, property tax, operating and general and administrative expenses partially offset by reduced interest expense. Depreciation expense increased due to property improvements and replacements put into service during the last twelve months at all of the Partnership's investment properties. Property tax expense increased due to an increase in the assessed value at Cherry Creek Gardens Apartments, Cooper's Pond Apartments, and Creekside Apartments. Operating expenses increased due primarily to an increase in utility expenses at Cherry Creek Gardens Apartments, Creekside Apartments, The Lodge Apartments, and The Village in the Woods Apartments, an increase in property management fees and insurance expense at all of the Partnership's properties. These increases were partially offset by reduced maintenance expenses at The Village in the Woods Apartments due primarily to reduced contract painting and cleaning. General and administrative expenses increased due to an increase in professional fees associated with the administration of the Partnership and an increase in the cost of services included in the management reimbursements to the Managing General Partner
allowed  under  the  Partnership   Agreement.   Also  included  in  general  and
administrative expenses at both December 31, 2001 and 2000 are the costs associated with the quarterly communications with investors and regulatory agencies required by the Partnership Agreement. These increases in total expenses were partially offset by a decrease in interest expense primarily due to the refinancing of the mortgage at Village in the Woods during 2000 at a lower interest rate.

Total revenues increased due to an increase in rental income, other income, and a casualty gain at Cooper's Pond Apartments due to a fire in January 2001. During the year ended December 31, 2001, a net casualty gain of approximately $245,000 was recorded at Cooper's Pond Apartments. The casualty gain related to a fire that occurred which destroyed nine units of the complex in January 2001. The gain was the result of insurance proceeds received as of December 31, 2001 of approximately $317,000 less the net book value of the damaged property of approximately $72,000. The increase in rental income was due to an increase in average annual rental rates at all of the Partnership's investment properties and an increase in occupancy at The Village in the Woods Apartments. These increases were partially offset by decreased occupancy at Cherry Creek Gardens Apartments, Creekside Apartments, The Lodge Apartments, and Cooper's Pond Apartments as well as increased concession costs and bad debt expense at Cherry Creek Gardens Apartments, Creekside Apartments, and The Lodge Apartments. The increase in other income is due to an increase in income from utility reimbursements and late charges primarily at Cherry Creek Gardens and The
Village in the Woods Apartments, increased laundry income primarily at Cherry Creek Gardens Apartments and The Lodge Apartments, and increased lease cancellation fees primarily at Creekside Apartments and The Village in the Woods Apartments. These increases were partially offset by reduced interest income due to lower average cash balances in interest bearing accounts.

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

Liquidity and Capital Resources

At December 31, 2001, the Partnership had cash and cash equivalents of approximately $1,003,000 compared to approximately $2,283,000 at December 31, 2000. The decrease in cash and cash equivalents of approximately $1,280,000 from the Partnership's year ended December 31, 2000 is due to approximately $1,121,000 of cash used in investing activities and approximately $4,871,000 of cash used in financing activities which was partially offset by approximately $4,712,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements and, to a lesser extent, net deposits to escrow accounts maintained by the mortgage lenders partially offset by insurance proceeds received. Cash used in financing activities consisted primarily of payments of principal made on the mortgages encumbering the Partnership's properties and distributions to partners. The Partnership invests its working capital reserves in interest bearing accounts.

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

On January 28, 2000, the Partnership refinanced the mortgage encumbering The Village in the Woods Apartments. The refinancing replaced indebtedness of approximately $14,421,000 with a new mortgage in the amount of $14,500,000. The new mortgage carries a stated interest rate of 8.56%. The refinanced mortgage was a zero coupon note which was discounted at an effective interest rate of 10.247%. Payments of principal and interest on the mortgage loan are due monthly until the loan matures on February 1, 2020. Total loan costs capitalized during the year ended December 31, 2000 were approximately $143,000.

On February 15, 2000, the Partnership refinanced the first and second mortgages encumbering Cooper's Pond Apartments. The refinancing replaced indebtedness of approximately $7,522,000 with a new mortgage in the amount of $8,300,000. The new mortgage carries a stated interest rate of 8.47%. Interest on the refinanced mortgages were 8.0% and 8.5%. Payments of principal and interest on the mortgage loan are due monthly until the loan matures on March 1, 2020 at which time the loan is scheduled to be fully amortized. Total loan costs capitalized during the year ended December 31, 2000 were approximately $147,000. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $102,000 due to the write-off of unamortized loan costs and a prepayment penalty.

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

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $47,005,000 is amortized over varying periods with maturity dates ranging from September 2008 at Creekside Apartments and The Lodge Apartments, at which time balloon payments totaling approximately $11,594,000 will be due, to March 2020 at Cooper's Pond Apartments. The Managing General Partner will attempt to refinance the indebtedness at Creekside and The Lodge Apartments and/or sell the properties prior to such maturity dates. If these properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

Cash distributions from operations of approximately $3,925,000 (approximately $3,462,000 to the limited partners or $46.16 per limited partnership unit) were paid to the partners during the year ended December 31, 2001. During the year ended December 31, 2000, the Partnership declared and paid distributions of approximately $10,099,000 (approximately $9,435,000 to the limited partners or $125.80 per limited partnership unit) to its partners. The distributions consisted of approximately $4,710,000 (approximately $4,154,000 to the limited partners or $55.39 per limited partnership unit) from operations and approximately $5,389,000 (approximately $5,281,000 to the limited partners or $70.41 per limited partnership unit) from the proceeds of the refinancing of Cherry Creek Gardens Apartments in December 1999 and the refinancing of Cooper's Pond Apartments in February 2000. Future cash distributions will depend on the levels of net cash generated from operations, the availabilty of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit distributions to its partners in the year 2002 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 43,854.50 limited partnership units in the Partnership representing 58.47% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates or affiliates of the Managing General Partner. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 58.47% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, DeForest Ventures I L.P., from whom AIMCO, through its merger with Insignia Financial Group, Inc., acquired 25,833.5 (approximately 34.45%) of its units, had agreed for the benefit of non-tendering unitholders, that it would vote such units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non tendering unit holders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates right to vote each Unit acquired.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Managing General Partner does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Partnership.

Item 7.     Financial Statements

CENTURY PROPERTIES FUND XVII

LIST OF FINANCIAL STATEMENTS


      Report of Ernst & Young LLP, Independent Auditors

      Consolidated Balance Sheet - December 31, 2001

      Consolidated Statements of Operations - Years ended December 31, 2001 and 2000

      Consolidated Statements of Changes in Partners' (Deficit) Capital - Years ended December 31, 2001 and 2000

      Consolidated Statements of Cash Flows - Years ended December 31, 2001 and 2000

      Notes to Consolidated Financial Statements

              Report of Ernst & Young LLP, Independent Auditors



The Partners
Century Properties Fund XVII


We have audited the accompanying consolidated balance sheet of Century Properties Fund XVII as of December 31, 2001, and the related consolidated statements of operations, changes in partners' (deficit) capital, and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Properties Fund XVII at December 31, 2001, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.


                                                          /s/ERNST & YOUNG LLP


Greenville, South Carolina
February 15, 2002

                          CENTURY PROPERTIES FUND XVII

                           CONSOLIDATED BALANCE SHEET
                       (in thousands, except unit data)

                                December 31, 2001



Assets
   Cash and cash equivalents                                                $  1,003
   Receivables and deposits                                                      364
   Restricted escrows                                                            168
   Other assets                                                                  685
   Investment properties (Notes B and E):
      Land                                                    $ 7,078
      Buildings and related personal property                   66,438
                                                                73,516
      Less accumulated depreciation                            (41,046)       32,470

                                                                            $ 34,690
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 175
   Tenant security deposit liabilities                                           302
   Accrued property taxes                                                        773
   Other liabilities                                                             426
   Mortgage notes payable (Note B)                                            47,005

Partners' Deficit
   General partner                                            $ (8,590)
   Limited partners (75,000 units issued and
      outstanding)                                              (5,401)      (13,991)

                                                                            $ 34,690

         See Accompanying Notes to Consolidated Financial Statements


                          CENTURY PROPERTIES FUND XVII

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per unit data)



                                                           Years Ended December 31,
                                                              2001         2000
Revenues:
   Rental income                                             $14,191      $14,112
   Other income                                                1,495        1,150
   Casualty gain (Note G)                                        245           --
      Total revenues                                          15,931       15,262

Expenses:
   Operating                                                   5,369        4,822
   General and administrative                                    518          268
   Depreciation                                                3,013        2,850
   Interest                                                    3,765        3,838
   Property taxes                                                988          916
      Total expenses                                          13,653       12,694

Income before extraordinary loss                               2,278        2,568
Extraordinary loss on early extinguishment of debt
   (Note B)                                                       --         (102)

Net income (Note C)                                          $ 2,278      $ 2,466

Net income allocated to general partner (11.8%)               $ 269        $ 291

Net income allocated to limited partners (88.2%)               2,009        2,175

                                                             $ 2,278      $ 2,466
Per limited partnership unit:
   Income before extraordinary loss                          $ 26.79      $ 30.20
   Extraordinary loss                                             --        (1.20)

Net income                                                   $ 26.79      $ 29.00

Distributions per limited partnership unit                   $ 46.16      $125.80

         See Accompanying Notes to Consolidated Financial Statements


                          CENTURY PROPERTIES FUND XVII

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                       (in thousands, except unit data)



                                        Limited
                                      Partnership    General    Limited
                                         Units       Partner    Partners     Total

Original capital contributions          75,000        $ --      $75,000     $ 75,000

Partners' (deficit) capital at
   December 31, 1999                    75,000       $(8,023)   $ 3,312     $ (4,711)

Distributions to partners                   --          (664)    (9,435)     (10,099)

Net income for the year ended
   December 31, 2000                        --           291      2,175        2,466

Partners' deficit at
   December 31, 2000                    75,000        (8,396)    (3,948)     (12,344)

Distributions to partners                   --          (463)    (3,462)      (3,925)

Net income for the year ended
   December 31, 2001                        --           269      2,009        2,278

Partners' deficit at
   December 31, 2001                    75,000       $(8,590)   $(5,401)    $(13,991)

         See Accompanying Notes to Consolidated Financial Statements


                          CENTURY PROPERTIES FUND XVII

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                             Years Ended December 31,
                                                                2001          2000
Cash flows from operating activities:
  Net income                                                   $ 2,278      $ 2,466
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                                3,013         2,850
     Amortization of loan costs and debt discounts                  59           144
     Extraordinary loss on debt refinancing                         --           102
     Casualty gain                                                (245)           --
     Change in accounts:
      Receivables and deposits                                     (80)        1,220
      Other assets                                                 (17)          (24)
      Accounts payable                                             (81)            4
      Tenant security deposit liabilities                          (64)           58
      Accrued property taxes                                        92            69
      Other liabilities                                           (243)          346

        Net cash provided by operating activities                4,712         7,235

Cash flows from investing activities:
  Property improvements and replacements                        (1,366)       (2,023)
  Net (deposits to) withdrawals from restricted escrows            (72)          367
  Insurance proceeds received                                      317            --

        Net cash used in investing activities                   (1,121)       (1,656)

Cash flows from financing activities:
  Payments on mortgage notes payable                              (946)         (776)
  Repayment of mortgage note payable                                --       (21,943)
  Proceeds from refinancing                                         --        22,800
  Loan costs paid                                                   --          (296)
  Prepayment penalty                                                --           (79)
  Distributions to partners                                     (3,925)      (10,099)

        Net cash used in financing activities                   (4,871)      (10,393)

Net decrease in cash and cash equivalents                       (1,280)       (4,814)

Cash and cash equivalents at beginning of period                 2,283         7,097

Cash and cash equivalents at end of period                     $ 1,003      $ 2,283

Supplemental disclosure of cash flow information:
  Cash paid for interest                                       $ 3,710      $ 3,504

         See Accompanying Notes to Consolidated Financial Statements

                          CENTURY PROPERTIES FUND XVII

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2001


Note A - Organization and Significant Accounting Policies

Organization: Century Properties Fund XVII (the "Partnership" or the "Registrant") is a California limited partnership organized in November 1981 to acquire and operate residential apartment complexes. The Partnership currently owns five residential apartment complexes of which three are located in Colorado, and one each are located in Florida and Texas. Fox Partners, a California general partnership, is the general partner of the Partnership. The general partners of Fox Partners are Fox Capital Management Corporation (the "Managing General Partner"), Fox Realty Investors ("FRI"), and Fox Partners 82. NPI Equity Investments II, Inc., a Florida corporation ("NPI Equity"), is the general partner of FRI. FCMC and NPI Equity are affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2006 unless terminated prior to such date.

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

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the apartment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used for real property over 18 years for additions after March 15, 1984 and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of
(1) real property over 27 1/2 years and (2) personal property additions over 5 years.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $942,000 at December 31, 2001 that is maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

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

      Replacement Reserve: A replacement reserve account was established in 1998 with the refinancing proceeds for Creekside Apartments and The Lodge Apartments. These funds were established to complete listed repairs and replacements. There was also a reserve balance at Cooper's Pond from an earlier refinancing. The remaining funds in the replacement reserve at Cooper's Pond Apartments were withdrawn in 2000. The reserve account balance at December 31, 2001 is approximately $168,000 which includes interest.

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

Loan Costs: Loan costs of approximately $684,000, less accumulated amortization of approximately $150,000, are included in other assets in the accompanying consolidated balance sheet and are being amortized on a straight-line basis over the lives of the related loans. Amortization of loan costs is included in interest expense in the accompanying consolidated statements of operations.

Investment Properties: Investment properties consist of five apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of these assets. For the years ended December 31, 2001 and 2000, no adjustments for impairment of value were necessary. See "Recent Accounting Pronouncements" below.

Fair Value: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity is approximately $49,143,000.

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

Advertising Costs: Advertising costs of approximately $250,000 and $270,000 for the years ended December 31, 2001 and 2000, respectively, are charged to operating expense in the accompanying consolidated statements of operations.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recent Accounting Pronouncements: In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Managing General Partner does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Partnership.

Note B - Mortgage Notes Payable

                              Principal    Monthly                           Principal
                             Balance At    Payment     Stated                 Balance
                            December 31,  Including   Interest  Maturity      Due At
         Property               2001       Interest     Rate      Date       Maturity
                                 (in thousands)                           (in thousands)

Cherry Creek Gardens           $11,892      $ 104      7.99%    01/01/20       $ --
Creekside                        6,243         41      6.43%    09/01/08        5,501
The Lodge                        6,915         45      6.43%    09/01/08        6,093
The Village in the
  Woods                         13,955        126      8.56%    02/01/20           --
Cooper's Pond                    8,000         72      8.47%    03/01/20           --
                               $47,005      $ 388                             $11,594

On February 15, 2000, the Partnership refinanced the first and second mortgages encumbering Cooper's Pond Apartments. The refinancing replaced indebtedness of approximately $7,522,000 with a new mortgage in the amount of $8,300,000. The new mortgage carries a stated interest rate of 8.47%. Interest rates on the refinanced mortgages were 8.0% and 8.5%. Payments of principal and interest on the mortgage loan are due monthly until the loan matures on March 1, 2020 at which time the loan is scheduled to be fully amortized. Total loan costs capitalized during the year ended December 31, 2000 were approximately $147,000. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $102,000 due to the write-off of unamortized loan costs and a prepayment penalty.

On January 28, 2000, the Partnership refinanced the mortgage encumbering The Village in the Woods Apartments. The refinancing replaced indebtedness of approximately $14,421,000 with a new mortgage in the amount of $14,500,000. The new mortgage carries a stated interest rate of 8.56%. The refinanced mortgage was a zero coupon note which was discounted at an effective interest rate of 10.247%. Payments of principal and interest on the mortgage loan are due monthly until the loan matures on February 1, 2020. Total loan costs capitalized during the year ended December 31, 2000 were approximately $143,000.

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

Scheduled principal payments on the mortgage notes payable subsequent to December 31, 2001 are as follows (dollar amounts in thousands):

                            2002               $ 1,024
                            2003                 1,109
                            2004                 1,201
                            2005                 1,301
                            2006                 1,408
                         Thereafter             40,962
                                               $47,005

Note C - Income Taxes

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership.

The following is a reconciliation of reported net income and Federal taxable income (loss):

                                             2001                2000
                                       (in thousands, except per unit data)
Net income as reported                      $ 2,278            $ 2,466
Add (deduct):
  Depreciation differences                    1,667              1,560
  Amortization of discount                       --                 93
  Other                                        (363)               (56)
  Interest expense                             (138)            (6,395)
Federal taxable loss                        $ 3,444            $(2,332)

Federal taxable loss per limited
  partnership unit                          $ 41.79            $(21.47)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

Net liabilities as reported                 $(13,991)
Land and Buildings                             8,021
Accumulated Depreciation                     (24,123)
Syndication and Distribution Costs             9,319
Original issue discount                        3,513
Other                                             72
Net liabilities - Federal tax basis         $(17,189)

Note D - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following payments were made to the Managing General Partner and affiliates during the years ended December 31, 2001 and 2000.

                                                       2001       2000
                                                       (in thousands)
      Property management fees (included in
        operating expenses)                            $864       $760
      Reimbursement for services of affiliates
        (included in investment properties,
        general and administrative expense, and
        operating expenses)                             277        237
      Partnership management fee (included in
        general partner distributions)                  392        471

Affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $864,000 and $760,000 for the years ended December 31, 2001 and 2000, respectively.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $277,000 and $237,000 for the years ended December 31, 2001 and 2000, respectively, including construction management fees of approximately $43,000 and $71,000 for the years ended December 31, 2001 and 2000, respectively. This fee is related to construction management services provided by AIMCO and its affiliates. The fee was calculated based on a percentage of current and certain prior year additions to fixed assets. This fee has been capitalized as part of fixed assets and is being depreciated over 15 years.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the general partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. Approximately $392,000 and $471,000 in Partnership management fees were paid along with the distributions from operations made during the years ended December 31, 2001 and 2000, respectively.

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

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained from insurers unaffiliated with the Managing General Partner. During the year ended December 31, 2001, the Partnership paid AIMCO and its affiliates approximately $124,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 43,854.50 limited partnership units in the Partnership representing 58.47% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates or affiliates of the Managing General Partner. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 58.47% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, DeForest Ventures I L.P., from whom AIMCO, through its merger with Insignia Financial Group, Inc., acquired 25,833.5 (approximately 34.45%) of its units, had agreed for the benefit of non-tendering unitholders, that it would vote such units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non tendering unit holders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates right to vote each Unit acquired.

Note E - Real Estate and Accumulated Depreciation

                                                  Initial Cost
                                                 To Partnership
                                                 (in thousands)
                                                                            Cost
                                                         Buildings      Capitalized
                                                        and Related      (Removed)
                                                          Personal     Subsequent to
Description                  Encumbrances      Land       Property      Acquisition
                            (in thousands)                            (in thousands)
Cherry Creek Gardens            $11,892      $ 1,320      $11,879         $ 2,801
Creekside                         6,243        1,366        7,307           3,071
The Lodge                         6,915        1,575        8,580           3,135
The Village in the Woods         13,955        2,852       20,915          (7,581)
Cooper's Pond                     8,000        1,476       12,505           2,315

Total                           $47,005      $ 8,589      $61,186         $ 3,741


                Gross Amount At Which Carried
                    At December 31, 2001
                       (in thousands)

                          Buildings
                         And Related                         Year of
                          Personal             Accumulated   Constru-    Date    Depreciable
Description       Land    Property    Total    Depreciation    tion    Acquired  Life-Years
                                              (in thousands)
Cherry Creek
  Gardens       $ 1,320    $14,680   $16,000     $ 9,183       1979      9/82     5-30 yrs
Creekside         1,366     10,378    11,744       6,346       1974      10/82    5-30 yrs
The Lodge         1,577     11,713    13,290       7,337       1974      10/82    5-30 yrs
The Village in    1,500     14,686    16,186       8,729       1983      10/82    5-30 yrs
  the Woods
Cooper's Pond     1,315     14,981    16,296       9,451     1979-1981   3/83     5-30 yrs

Total           $ 7,078    $66,438   $73,516     $41,046


Reconciliation of "Real Estate and Accumulated Depreciation":

                                                Years Ended December 31,
                                                  2001            2000
Real Estate                                          (in thousands)
Balance at beginning of year                    $72,330          $70,533
    Property improvements                         1,366            2,023
    Disposals of property                          (180)            (226)
Balance at end of year                          $73,516          $72,330

Accumulated Depreciation
Balance at beginning of year                    $38,137          $35,320
    Additions charged to expense                  3,013            2,850
    Disposals of property                          (104)             (33)
Balance at end of year                          $41,046          $38,137

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2001 and 2000 is approximately $81,537,000 and $80,489,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2001 and 2000, is approximately $65,169,000 and $63,821,000, respectively.

Note F - Distributions to Partners

Cash distributions from operations of approximately $3,925,000 (approximately $3,462,000 to the limited partners or $46.16 per limited partnership unit) were paid to the partners during the year ended December 31, 2001. During the year ended December 31, 2000, the Partnership declared and paid distributions of approximately $10,099,000 (approximately $9,435,000 to the limited partners or $125.80 per limited partnership unit) to its partners. The distributions consisted of approximately $4,710,000 (approximately $4,154,000 to the limited partners or $55.39 per limited partnership unit) from operations and approximately $5,389,000 (approximately $5,281,000 to the limited partners or $70.41 per limited partnership unit) from the proceeds of the refinancing of Cherry Creek Gardens Apartments in December 1999 and the refinancing of Cooper's Pond Apartments in February 2000.

Note G - Casualty Event

During the year ended December 31, 2001, a net casualty gain was recorded at Cooper's Pond Apartments. The casualty gain related to a fire that occurred which destroyed nine units of the complex in January 2001. The gain was the result of insurance proceeds received as of December 31, 2001 of approximately $317,000 less the net book value of the damaged property of approximately $72,000.

Note H - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants intend to oppose the motion and are scheduled to file their opposition brief on March 26, 2002. A hearing on the motion has been scheduled for April 29, 2002. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action.

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

      Name                 Age    Position

      Patrick J. Foye       44    Executive Vice President and Director

      Martha L. Long        42    Senior Vice President and Controller

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

The executive officers and director of the Managing General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with accounting principles generally accepted in the United States, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee or its equivalent under auditing standards generally accepted in the United States. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and director of the Managing General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the Managing General Partner have approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2001 for filing with the Securities and Exchange Commission.

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for the current fiscal year. Fees for the last fiscal year were annual audit services of approximately $62,000 and non-audit services (principally tax-related) of approximately $29,000.

Item 10.    Executive Compensation

Neither the director nor the officers received any remuneration from the Partnership during the year ended December 31, 2001.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding limited partnership units of the Registrant owned by each person who is known by the Registrant to own beneficially or exercise voting or dispositive control over more than 5% of the Registrant's limited partnership units, by each of the directors and by all directors and executive officers of the Managing General Partner as a group as of December 31, 2001.

                                           Amount and nature of        %
   Name of Beneficial Owner                  Beneficial Owner       of Units

   Insignia Properties, LP                      25,833.50            34.45%
     (an affiliate of AIMCO)
   Fox Capital Management Corporation              100.00             0.13%
     (an affiliate of AIMCO)
   IPLP Acquisition I LLC                        3,369.50             4.49%
     (an affiliate of AIMCO)
   AIMCO Properties, LP                         14,551.50            19.40%
     (an affiliate of AIMCO)

Insignia Properties, LP, Fox Capital Management Corporation and IPLP Acquisition I LLC are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, South Carolina 29602.

AIMCO Properties, LP is indirectly ultimately controlled by AIMCO. Its business address is 2000 South Colorado Boulevard, Denver, Colorado 80222. No director or officer of the Managing General Partner owns any Units. The general partner owns 100 Units as required by the terms of the Partnership Agreement governing the Partnership.

As a result of its ownership of 43,854.50 units, AIMCO is in a position to influence all voting decision with respect to the Partnership. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. When voting on matters, AIMCO would in all likelihood vote the units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, DeForest Ventures I L.P., from whom Insignia Properties, L.P. acquired its units, had agreed for the benefit of non-tendering unitholders, that it would vote its Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non tendering unit holders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates right to vote each Unit acquired.

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

The following payments were made to the Managing General Partner and affiliates during the years ended December 31, 2001 and 2000.

                                                      2001        2000
                                                       (in thousands)

       Property management fees                       $864        $760
       Reimbursement for services of affiliates        277         237
       Partnership management fee                      392         471

Affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $864,000 and $760,000 for the years ended December 31, 2001 and 2000, respectively.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $277,000 and $237,000 for the years ended December 31, 2001 and 2000, respectively, including construction management fees of approximately $43,000 and $71,000 for the years ended December 31, 2001 and 2000, respectively. This fee is related to construction management services provided by AIMCO and its affiliates. The fee was calculated based on a percentage of current and certain prior year additions to fixed assets. This fee has been capitalized as part of fixed assets and is being depreciated over 15 years.

Pursuant to the Partnership Agreement for managing the affairs of the Partnership, the general partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. Approximately $392,000 and $471,000 in Partnership management fees were paid along with the distributions from operations made during the year ended December 31, 2001 and 2000, respectively.

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

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained from insurers unaffiliated with the Managing General Partner. During the year ended December 31, 2001, the Partnership paid AIMCO and its affiliates approximately $124,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 43,854.50 limited partnership units in the Partnership representing 58.47% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates or affiliates of the Managing General Partner. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 58.47% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, DeForest Ventures I L.P., from whom AIMCO, through its merger with Insignia Financial Group, Inc., acquired 25,833.5 (approximately 34.45%) of its units, had agreed for the benefit of non-tendering unitholders, that it would vote such units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non tendering unit holders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates right to vote each Unit acquired.

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            None.

      (b) Reports on Form 8-K filed during the quarter ended December 31, 2001:

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