Form 10QSB
period 2002-03-31
CENTURY PROPERTIES FUND XVII
filed 2002-05-14
CIK 356472

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

                For the quarterly period ended March 31, 2002


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

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS

a)

                          CENTURY PROPERTIES FUND XVII

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                       (in thousands, except unit data)

                                 March 31, 2002


Assets
   Cash and cash equivalents                                                $ 1,285
   Receivables and deposits                                                     387
   Restricted escrows                                                           132
   Other assets                                                                 863
   Investment properties:
      Land                                                   $  7,078
      Buildings and related personal property                  66,717
                                                               73,795
      Less accumulated depreciation                           (41,801)       31,994
                                                                           $ 34,661
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $  371
   Tenant security deposit liabilities                                          299
   Accrued property taxes                                                       509
   Other liabilities                                                            379
   Mortgage notes payable                                                    46,757

Partners' Deficit
   General partner                                           $ (8,550)
   Limited partners (75,000 units issued and
      outstanding)                                             (5,104)      (13,654)
                                                                           $ 34,661

         See Accompanying Notes to Consolidated Financial Statements


b)

                          CENTURY PROPERTIES FUND XVII

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     (in thousands, except per unit data)


                                                              Three Months Ended
                                                                   March 31,
                                                              2002           2001
Revenues:
   Rental income                                             $3,289         $3,609
   Other income                                                 441            367
      Total revenues                                          3,730          3,976

Expenses:
   Operating                                                  1,344          1,218
   General and administrative                                   127            108
   Depreciation                                                 755            754
   Interest                                                     929            949
   Property taxes                                               238            251
      Total expenses                                          3,393          3,280

Net income                                                   $ 337          $ 696

Net income allocated to general partner (11.8%)               $ 40           $ 82
Net income allocated to limited partners (88.2%)                297            614

                                                             $ 337          $ 696

Net income per limited partnership unit                      $ 3.96         $ 8.19

Distributions per limited partnership unit                    $ --          $18.25

         See Accompanying Notes to Consolidated Financial Statements


c)

                          CENTURY PROPERTIES FUND XVII

            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                       (in thousands, except unit data)

                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Original capital contributions        75,000       $ --       $75,000     $ 75,000

Partners' deficit at
   December 31, 2001                  75,000     $(8,590)     $(5,401)    $(13,991)

Net income for the three months
   ended March 31, 2002                   --          40          297          337

Partners' deficit at
   March 31, 2002                     75,000     $(8,550)     $(5,104)    $(13,654)

         See Accompanying Notes to Consolidated Financial Statements

d)

                          CENTURY PROPERTIES FUND XVII

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                               Three Months Ended
                                                                    March 31,
                                                               2002          2001
Cash flows from operating activities:
  Net income                                                   $ 337         $ 696
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                                 755           754
     Amortization of loan costs                                    14            15
     Change in accounts:
      Receivables and deposits                                    (23)          (19)
      Other assets                                               (192)         (135)
      Accounts payable                                            196            60
      Tenant security deposit liabilities                          (3)          (11)
      Accrued property taxes                                     (264)         (208)
      Other liabilities                                           (47)         (246)

            Net cash provided by operating activities             773           906

Cash flows from investing activities:
  Net withdrawals from (deposits to) restricted escrows            36            (7)
  Property improvements and replacements                         (279)         (602)

            Net cash used in investing activities                (243)         (609)

Cash flows from financing activities:
  Payments on mortgage notes payable                             (248)         (230)
  Loan costs paid                                                  --            (1)
  Distributions to partners                                        --        (1,552)

            Net cash used in financing activities                (248)       (1,783)

Net increase (decrease) in cash and cash equivalents              282        (1,486)

Cash and cash equivalents at beginning of period                1,003         2,283

Cash and cash equivalents at end of period                    $ 1,285        $ 797

Supplemental disclosure of cash flow information:
  Cash paid for interest                                       $ 915         $ 934

         See Accompanying Notes to Consolidated Financial Statements


e)

                          CENTURY PROPERTIES FUND XVII

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XVII (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

During the three months ended March 31, 2002 and 2001, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $198,000 and $199,000 for the three months ended March 31, 2002 and 2001, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $48,000 and $84,000 for the three months ended March 31, 2002 and 2001, respectively, which is included in investment properties, general and administrative expense and operating expense. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $43,000 for the three months ended March 31, 2001. There were no construction management service fees during the three months ended March 31, 2002. The fees are calculated based on a percentage of additions to investment properties.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the general partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. There were no Partnership management fees paid during the three months ended March 31, 2002. Approximately $155,000 in Partnership management fees were paid along with the distributions from operations made during the three months ended March 31, 2001, which is included in general partner distributions.

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

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the three months ended March 31, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $160,000 and $194,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Legal Proceedings

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court heard argument on the motion and ordered further briefing after which time the matter will be taken under submission. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint.

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

The Partnership's investment properties consist of five apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2002 and 2001:

                                                   Average Occupancy
      Property                                      2002       2001

      Cherry Creek Gardens Apartments               80%        94%
         Englewood, Colorado
      Creekside Apartments                          91%        97%
         Denver, Colorado
      The Lodge Apartments                          93%        98%
         Denver, Colorado
      The Village in the Woods Apartments           94%        94%
         Cypress, Texas
      Cooper's Pond Apartments                      94%        93%
         Tampa, Florida

The Managing General Partner attributes the decrease in occupancy at Cherry Creek Gardens Apartments to a proposed renovation project that was subsequently delayed resulting in vacancies at the units that were to be renovated. The Managing General Partner attributes the decrease in occupancy at Creekside Apartments and The Lodge Apartments to increased layoffs and the overbuilding of apartment complexes in Denver, Colorado.

Results of Operations

The Partnership realized net income for the three months ended March 31, 2002 of approximately $337,000 as compared to net income of approximately $696,000 for the corresponding period of 2001. The decrease in net income was due to a decrease in total revenues and an increase in total expenses.

Total revenues decreased due to a decrease in rental income partially offset by an increase in other income. The decrease in rental income was due to decreases in occupancy at Cherry Creek Gardens, Creekside, and The Lodge Apartments and increases in concessions at Cherry Creek Gardens, Creekside, and The Lodge Apartments and in bad debt expenses primarily at Cherry Creek Gardens and Cooper's Pond Apartments. These decreases were partially offset by a decrease in concessions at The Village in the Woods Apartments and increased rental rates at all of the Partnership's properties. The increase in other income is due to an increase in utility reimbursements and late charges at all of the Partnership's properties and increased lease cancellation fees at Cherry Creek Gardens, Cooper's Pond, The Lodge, and The Village in the Woods Apartments.

Total expenses increased due to increases in operating and general and administrative expenses partially offset by decreases in interest and property tax expenses. Operating expenses increased primarily due to an increase in advertising and rental expenses at Creekside and The Lodge Apartments, an increase in administrative salaries at Cherry Creek Gardens Apartments, and increased property insurance expense at all of the Partnership's properties. General and administrative expenses increased due to an increase in professional fees associated with the administration of the Partnership and an increase in the cost of services included in the management reimbursements to the Managing General Partner allowed under the Partnership Agreement. Also included in general and administrative expenses at both March 31, 2002 and 2001 are the costs associated with the quarterly communications with investors and regulatory agencies required by the Partnership Agreement. Interest expense decreased due to lower average debt balance due to principal payments on the mortgages encumbering the Partnership's properties. Property tax expense decreased due to refunds of prior year taxes received during the three months ended March 31, 2002 at Creekside and The Lodge Apartments.

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

Liquidity and Capital Resources

At March 31, 2002, the Partnership had cash and cash equivalents of approximately $1,285,000 compared to approximately $797,000 at March 31, 2001. The increase in cash and cash equivalents of approximately $282,000 from the Partnership's year ended December 31, 2001 is due to approximately $773,000 of cash provided by operating activities which was partially offset by approximately $248,000 of cash used in financing activities and approximately $243,000 of cash used in investing activities. Cash used in financing activities consisted of principal payments made on the mortgages encumbering the Partnership's properties. Cash used in investing activities consisted of property improvements and replacements, partially offset by net withdrawals from escrow accounts maintained by the mortgage lenders. The Partnership invests its working capital reserves in interest bearing accounts.

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

Cherry Creek Gardens Apartments

During the three months ended March 31, 2002, the Partnership completed approximately $82,000 of capital improvements at the property, consisting primarily of structural improvements, floor covering and appliance replacements, and plumbing upgrades. These improvements were funded from operating cash flow. The Partnership has evaluated the capital improvement needs of the property for the year. The amount budgeted for 2002 is approximately $263,000, consisting primarily of structural improvements, interior decoration, floor covering replacements, appliances, and water heater replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Creekside Apartments

During the three months ended March 31, 2002, the Partnership completed approximately $35,000 of capital improvements at the property, consisting primarily of structural improvements, floor covering replacements, and water heater replacements. These improvements were funded from operating cash flow and the Partnership's reserves. The Partnership has evaluated the capital improvement needs of the property for the year. The amount budgeted for 2002 is approximately $127,000, consisting primarily of structural improvements, floor covering replacements, appliances, water heater replacements and air conditioning unit replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Lodge Apartments

During the three months ended March 31, 2002, the Partnership completed approximately $46,000 of capital improvements at the property, consisting primarily of floor covering replacements and structural improvements. These improvements were funded from operating cash flow and the Partnership's reserves. The Partnership has evaluated the capital improvement needs of the property for the year. The amount budgeted for 2002 is approximately $160,000, consisting primarily of floor covering replacements, appliances, structural improvements, water heater replacements, and air conditioning unit replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Village in the Woods Apartments

During the three months ended March 31, 2002, the Partnership completed approximately $40,000 of capital improvements at the property, consisting primarily of structural improvements, appliances, and carpet replacements. These improvements were funded from operating cash flow. The Partnership has evaluated the capital improvement needs of the property for the year. The amount budgeted for 2002 is approximately $183,000, consisting primarily of structural improvements, carpet replacements, appliances, electrical upgrades, water heater replacements, and cabinet upgrades. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Cooper's Pond Apartments

During the three months ended March 31, 2002, the Partnership completed approximately $76,000 of capital improvements at the property, consisting primarily of floor covering replacements, appliances, plumbing upgrades, water and sewer improvements, and sprinkler system upgrades. These improvements were funded from operating cash flow. The Partnership has evaluated the capital improvement needs of the property for the year. The amount budgeted for 2002 is approximately $190,000, consisting primarily of air conditioning unit replacement, appliances, floor covering replacements, sprinkler system upgrades, and laundry room and maintenance building enhancements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $46,757,000 is amortized over varying periods with maturity dates ranging from September 2008 at Creekside and The Lodge Apartments, at which time balloon payments totaling approximately $11,594,000 will be due, to March 2020 at Cooper's Pond Apartments. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2006. Accordingly, prior to such date the Partnership will need to either sell the investment properties or extend the term of the Partnership.

The Partnership distributed the following amounts during the three months ended March 31, 2002 and 2001 (in thousands, except per unit data):

                  Three Months     Per Limited      Three Months     Per Limited
                     Ended         Partnership         Ended         Partnership
                 March 31, 2002        Unit        March 31, 2001        Unit

Operations            $ --             $ --            $1,552           $18.25

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital improvements to permit distributions to its partners during the remainder of 2002 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 43,864.50 limited partnership units in the Partnership representing 58.49% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates or affiliates of the Managing General Partner. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 58.49% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, DeForest Ventures I L.P., from whom AIMCO, through its merger with Insignia Financial Group, Inc., acquired 25,833.5 (approximately 34.45%) of its units, had agreed for the benefit of non-tendering unitholders, that it would vote such units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non tendering unit holders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates right to vote each Unit acquired.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court heard argument on the motion and ordered further briefing after which time the matter will be taken under submission. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint.

The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b) Reports on Form 8-K filed during the quarter ended March 31, 2002:

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