Form 10QSB
period 2002-06-30
CENTURY PROPERTIES FUND XVII
filed 2002-08-14
CIK 356472

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2002


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

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS



                          CENTURY PROPERTIES FUND XVII

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                       (in thousands, except unit data)

                                  June 30, 2002

Assets
   Cash and cash equivalents                                                 $ 911
   Receivables and deposits                                                     264
   Restricted escrows                                                           154
   Other assets                                                                 829
   Investment properties:
      Land                                                   $ 7,078
      Buildings and related personal property                  66,916
                                                               73,994
      Less accumulated depreciation                           (42,574)       31,420
                                                                           $ 33,578
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 103
   Tenant security deposit liabilities                                          292
   Accrued property taxes                                                       510
   Other liabilities                                                            722
   Mortgage notes payable                                                    46,503

Partners' Deficit
   General partner                                           $ (8,657)
   Limited partners (75,000 units issued and
      outstanding)                                             (5,895)      (14,552)
                                                                           $ 33,578



         See Accompanying Notes to Consolidated Financial Statements


                          CENTURY PROPERTIES FUND XVII

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     (in thousands, except per unit data)



                                              Three Months Ended       Six Months Ended
                                                   June 30,                June 30,
                                               2002        2001        2002        2001
Revenues:
  Rental income                              $ 3,227      $ 3,611     $ 6,516     $ 7,220
  Other income                                   478          333         919         700
     Total revenues                            3,705        3,944       7,435       7,920

Expenses:
   Operating                                   1,194        1,434       2,538       2,652
   General and administrative                    101          178         228         286
   Depreciation                                  773          768       1,528       1,522
   Interest                                      924          944       1,853       1,893
   Property taxes                                258          241         496         492
     Total expenses                            3,250        3,565       6,643       6,845

Net income                                    $ 455        $ 379       $ 792      $ 1,075

Net income allocated to
   general partner (11.8%)                     $ 54        $ 45        $ 93        $ 127
Net income allocated to
   limited partners (88.2%)                      401          334         699         948

                                              $ 455        $ 379       $ 792      $ 1,075

Net income per limited partnership unit       $ 5.35      $ 4.45      $ 9.32      $ 12.64

Distributions per limited partnership
  unit                                       $ 15.91      $ 6.51      $ 15.91     $ 24.76

         See Accompanying Notes to Consolidated Financial Statements

                          CENTURY PROPERTIES FUND XVII

            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                       (in thousands, except unit data)



                                     Limited
                                    Partnership   General     Limited
                                       Units      Partner     Partners      Total

 Original capital contributions       75,000        $ --      $75,000      $ 75,000

 Partners' deficit at
    December 31, 2001                 75,000      $(8,590)    $(5,401)     $(13,991)

 Distributions to partners                --         (160)     (1,193)       (1,353)

 Net income for the six months
    ended June 30, 2002                   --           93         699           792

 Partners' deficit at
    June 30, 2002                     75,000      $(8,657)    $(5,895)     $(14,552)

          See Accompanying Notes to Consolidated Financial Statements

                          CENTURY PROPERTIES FUND XVII

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                (in thousands)

                                                                Six Months Ended
                                                                        June 30,
                                                               2002          2001
Cash flows from operating activities:
  Net income                                                   $ 792        $ 1,075
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                               1,528         1,522
     Amortization of loan costs                                    29            30
     Change in accounts:
      Receivables and deposits                                    100           163
      Other assets                                               (173)          (93)
      Accounts payable                                            (72)         (151)
      Tenant security deposit liabilities                         (10)          (20)
      Accrued property taxes                                     (263)         (183)
      Other liabilities                                           296           247
            Net cash provided by operating activities           2,227         2,590

Cash flows from investing activities:
  Property improvements and replacements                         (478)         (999)
  Net withdrawals from (deposits to) restricted escrows            14           (31)
            Net cash used in investing activities                (464)       (1,030)

Cash flows from financing activities:
  Payments on mortgage notes payable                             (502)         (464)
  Distributions to partners                                    (1,353)       (2,105)
            Net cash used in financing activities              (1,855)       (2,569)

Net decrease in cash and cash equivalents                         (92)       (1,009)

Cash and cash equivalents at beginning of period                1,003         2,283

Cash and cash equivalents at end of period                     $ 911        $ 1,274

Supplemental disclosure of cash flow information:
  Cash paid for interest                                      $ 1,826       $ 1,864

         See Accompanying Notes to Consolidated Financial Statements


                          CENTURY PROPERTIES FUND XVII

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XVII (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

During the six months ended June 30, 2002 and 2001, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $387,000 and $404,000 for the six months ended June 30, 2002 and 2001, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $91,000 and $194,000 for the six months ended June 30, 2002 and 2001, respectively, which is included in investment properties and general and administrative and operating expenses. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $43,000 for the six months ended June 30, 2001. There were no construction management service fees during the six months ended June 30, 2002. The fees are calculated based on a percentage of additions to investment properties.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the general partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. Approximately $135,000 and $211,000 in Partnership management fees were paid along with the distributions from operations made during the six months ended June 30, 2002 and 2001, respectively, which is included in general partner distributions.

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

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the six months ended June 30, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $160,000 and $194,000, respectively, for insurance coverage and fees associated with policy claims administration.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. The parties are currently in the midst of briefing that appeal.

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

The Partnership's investment properties consist of five apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2002 and 2001:

                                                   Average Occupancy
      Property                                      2002       2001

      Cherry Creek Gardens Apartments               82%        92%
         Englewood, Colorado
      Creekside Apartments                          88%        96%
         Denver, Colorado
      The Lodge Apartments                          93%        97%
         Denver, Colorado
      The Village in the Woods Apartments           92%        93%
         Cypress, Texas
      Cooper's Pond Apartments                      94%        94%
         Tampa, Florida

The Managing General Partner attributes the decrease in occupancy at Cherry Creek Gardens Apartments to tenants leaving to purchase homes, military transfers and deployments and a proposed renovation project that was subsequently delayed resulting in vacancies at the units that were to be renovated. The Managing General Partner attributes the decrease in occupancy at Creekside Apartments and The Lodge Apartments to increased layoffs and the overbuilding of apartment complexes in Denver, Colorado.

Results of Operations

The Partnership realized net income for the six months ended June 30, 2002 of approximately $792,000 as compared to net income of approximately $1,075,000 for the corresponding period of 2001. The Partnership's net income for the three months ended June 30, 2002 was approximately $455,000 compared to approximately $379,000 for the three months ended June 30, 2001. The decrease in net income for the six month period ended June 30, 2002 was due to a decrease in total revenues partially offset by a decrease in total expenses. The increase in net income for the three month period ended June 30, 2002 was due to a decrease in total expenses partially offset by a decrease in total revenues.

Total revenues decreased for the three and six month periods ended June 30, 2002 due to a decrease in rental income partially offset by an increase in other income. The decrease in rental income was due to decreases in occupancy at Cherry Creek Gardens, Creekside, The Lodge, and The Village in the Woods Apartments, decreased rental rates at Cherry Creek Gardens and The Village in the Woods Apartments and increases in concessions and bad debt expense at Cherry Creek Garden, Cooper's Pond, Creekside, and The Lodge Apartments. These decreases were partially offset by a decrease in concessions at The Village in the Woods Apartments and increased rental rates at Cooper's Pond and Creekside Apartments. The increase in other income is due to an increase in utility reimbursements and lease cancellation fees at all of the Partnership's properties and increased late charges at Cherry Creek Gardens, Cooper's Pond, Creekside, and The Lodge Apartments. These increases were partially offset by reduced interest income due primarily to lower interest rates.

Total expenses decreased for the comparable three and six month periods ended due to decreases in operating, interest, and general and administrative expenses. Operating expenses decreased primarily due to a decrease in commissions and bonus at all of the Partnership's properties, utility bills primarily at Cherry Creek Gardens, Creekside, and The Lodge Apartments and reduced maintenance expenses at all of the Partnership's properties. These decreases were partially offset by increased advertising expenses at Creekside and The Lodge Apartments and increased insurance expense at all of the Partnership's properties. Interest expense decreased due to lower average debt balance due to principal payments on the mortgages encumbering the Partnership's properties. General and administrative expenses decreased primarily due to a decrease in professional fees associated with the administration of the Partnership and a decrease in the cost of services included in the management reimbursements to the Managing General Partner allowed under the Partnership Agreement. Also included in general and administrative expenses at both June 30, 2002 and 2001 are the costs associated with the quarterly communications with investors and regulatory agencies required by the Partnership Agreement.

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

Liquidity and Capital Resources

At June 30, 2002, the Partnership had cash and cash equivalents of approximately $911,000 compared to approximately $1,274,000 at June 30, 2001. The decrease in cash and cash equivalents of approximately $92,000 from the Partnership's year ended December 31, 2001 is due to approximately $1,855,000 of cash used in financing activities and approximately $464,000 of cash used in investing activities, which was largely offset by approximately $2,227,000 of cash provided by operating activities. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Partnership's properties and distributions to partners. Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from escrow accounts maintained by the mortgage lenders. The Partnership invests its working capital reserves in interest bearing accounts.

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

Cherry Creek Gardens Apartments

During the six months ended June 30, 2002, the Partnership completed approximately $169,000 of capital improvements at the property, consisting primarily of structural improvements, appliances, water heater replacements, plumbing upgrades, and floor covering replacements. These improvements were funded from operating cash flow. The Partnership has evaluated the capital improvement needs of the property for the year. The amount budgeted for 2002 is approximately $277,000, consisting primarily of floor covering and water heater replacements, interior decoration, appliances, and structural improvements. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Creekside Apartments

During the six months ended June 30, 2002, the Partnership completed approximately $44,000 of capital improvements at the property, consisting primarily of structural improvements, and floor covering and water heater replacements. These improvements were funded from operating cash flow and replacement reserves. The Partnership has evaluated the capital improvement needs of the property for the year. The amount budgeted for 2002 is approximately $131,000, consisting primarily of floor covering replacements, appliances, water heater replacements, and structural improvements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Lodge Apartments

During the six months ended June 30, 2002, the Partnership completed approximately $68,000 of capital improvements at the property, consisting primarily of structural improvements and floor covering replacements. These improvements were funded from operating cash flow and replacement reserves. The Partnership has evaluated the capital improvement needs of the property for the year. The amount budgeted for 2002 is approximately $163,000, consisting primarily of floor covering replacements, appliances, air conditioning unit replacements, structural improvements, and water heater replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Village in the Woods Apartments

During the six months ended June 30, 2002, the Partnership completed approximately $71,000 of capital improvements at the property, consisting primarily of appliances, floor covering replacements, and structural improvements. These improvements were funded from operating cash flow. The Partnership has evaluated the capital improvement needs of the property for the year. The amount budgeted for 2002 is approximately $186,000, consisting primarily of appliances, structural improvements, water heater and floor covering replacements, electrical upgrades, air conditioning unit replacements, and cabinet upgrades. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Cooper's Pond Apartments

During the six months ended June 30, 2002, the Partnership completed approximately $126,000 of capital improvements at the property, consisting primarily of air conditioning unit replacements, water and sewer upgrades, floor covering replacements, appliances, plumbing upgrades, and structural upgrades. These improvements were funded from operating cash flow. The Partnership has evaluated the capital improvement needs of the property for the year. The amount budgeted for 2002 is approximately $193,000, consisting primarily of air conditioning unit and floor covering replacements, plumbing upgrades, laundry room and maintenance building renovations, and appliances. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $46,503,000 is amortized over varying periods with maturity dates ranging from September 2008 at Creekside and The Lodge Apartments, at which time balloon payments totaling approximately $11,594,000 will be due, to March 2020 at Cooper's Pond Apartments. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2006. Accordingly, prior to such date the Partnership will need to either sell the investment properties or extend the term of the Partnership.

The Partnership distributed the following amounts during the six months ended June 30, 2002 and 2001 (in thousands, except per unit data):

                      Six Months      Per Limited       Six Months      Per Limited
                        Ended         Partnership         Ended         Partnership
                    June 30, 2002         Unit        June 30, 2001         Unit

Operations              $1,353           $15.91           $2,105           $24.76

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital improvements, to permit further distributions to its partners during the remainder of 2002 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 45,181.00 limited partnership units in the Partnership representing 60.24% of the outstanding units at June 30, 2002. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates or affiliates of the Managing General Partner. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on June 25, 2002, a tender offer by AIMCO Properties, L.P., to acquire any and all of the units not owned by affiliates of AIMCO for a purchase price of $304.00 per unit expired. Pursuant to this offer, AIMCO acquired 1,261.50 units during the quarter ended June 30, 2002. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 60.24% of the outstanding units, AIMCO is in a position to influence all such voting decisions with respect to the Registrant. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owed fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnerships and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder. However, DeForest Ventures I L.P., from whom AIMCO, through its merger with Insignia Financial Group, Inc., acquired 25,833.5 (approximately 34.45%) of its units, had agreed for the benefit of non-tendering unitholders, that it would vote such units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non tendering unit holders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates right to vote each unit acquired.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment properties are recorded at cost, less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of a property may be impaired, the Partnership will make an assessment of its recoverability by estimating the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property.

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment properties. These factors include changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause an impairment in the Partnership's assets.

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. The parties are currently in the midst of briefing that appeal.

The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 3, Agreement of Limited Partnership, incorporated by reference to Exhibit A to the Prospectus of the Registrant dated March 29, 1982 and as thereafter supplemented, contained in the Registrant's Registration Statement on Form S-11 (Reg. No. 2-75411).

                  Exhibit 99, Certification of Chief Executive Officer and Chief Financial Officer.

            b) Reports on Form 8-K filed during the quarter ended June 30, 2002:

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



                                    CENTURY PROPERTIES FUND XVII


                                    By:   FOX PARTNERS
                                          General Partner


                                    By:   FOX CAPITAL MANAGEMENT CORPORATION
                                          Managing General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President


                                    By:   /s/Thomas C. Novosel
                                          Thomas C. Novosel
                                          Senior Vice President
                                          and Chief Accounting Officer


                                    Date: August 14, 2002

Exhibit 99


                          Certification of CEO and CFO
                     Pursuant to 18 U.S.C. Section 1350,
                            As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Century Properties Fund XVII (the "Partnership"), for the quarterly period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the Chief Executive Officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                    /s/  Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  August 14, 2002


                                    /s/  Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  August 14, 2002


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.