Form 10QSB
period 2002-09-30
CENTURY PROPERTIES FUND XVII
filed 2002-11-14
CIK 356472

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended September 30, 2002


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

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS



                          CENTURY PROPERTIES FUND XVII

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                               September 30, 2002


Assets
   Cash and cash equivalents                                                $ 1,039
   Receivables and deposits                                                     460
   Restricted escrows                                                           182
   Other assets                                                                 714
   Investment properties:
      Land                                                   $ 7,078
      Buildings and related personal property                  67,375
                                                               74,453
      Less accumulated depreciation                           (43,276)       31,177
                                                                           $ 33,572
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 84
   Tenant security deposit liabilities                                          305
   Accrued property taxes                                                       760
   Other liabilities                                                            895
   Mortgage notes payable                                                    46,244

Partners' Deficit
   General partner                                           $ (8,676)
   Limited partners (75,000 units issued and
      outstanding)                                             (6,040)      (14,716)
                                                                           $ 33,572



                See Accompanying Notes to Consolidated Financial Statements


                          CENTURY PROPERTIES FUND XVII

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                              Three Months Ended       Nine Months Ended
                                                September 30,            September 30,
                                               2002        2001        2002        2001
Revenues:
  Rental income                             $ 3,147      $ 3,578     $ 9,663     $10,798
  Other income                                   497          300       1,416       1,000
  Casualty gain                                   53          166          53         166
     Total revenues                            3,697        4,044      11,132      11,964

Expenses:
   Operating                                   1,218        1,321       3,756       3,973
   General and administrative                    104          116         332         402
   Depreciation                                  736          741       2,264       2,263
   Interest                                      918          937       2,771       2,830
   Property taxes                                250          220         746         712
     Total expenses                            3,226        3,335       9,869      10,180

Net income                                    $ 471        $ 709      $ 1,263     $ 1,784

Net income allocated to
   general partner (11.8%)                     $ 56        $ 84        $ 149       $ 211
Net income allocated to
   limited partners (88.2%)                      415          625       1,114       1,573

                                              $ 471        $ 709      $ 1,263     $ 1,784

Net income per limited partnership unit       $ 5.53      $ 8.33      $ 14.85     $ 20.97

Distributions per limited partnership
  unit                                        $ 7.46      $ 7.05      $ 23.37     $ 31.81

                See Accompanying Notes to Consolidated Financial Statements


                          CENTURY PROPERTIES FUND XVII

                   CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)


                                      Limited
                                    Partnership   General     Limited
                                       Units      Partner     Partners      Total

 Original capital contributions       75,000        $ --      $75,000      $ 75,000

 Partners' deficit at
    December 31, 2001                 75,000      $(8,590)    $(5,401)     $(13,991)

 Distributions to partners                --         (235)     (1,753)       (1,988)

 Net income for the nine months
    ended September 30, 2002              --          149       1,114         1,263

 Partners' deficit at
    September 30, 2002                75,000      $(8,676)    $(6,040)     $(14,716)

                See Accompanying Notes to Consolidated Financial Statements


                          CENTURY PROPERTIES FUND XVII

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                Nine Months Ended
                                                                  September 30,
                                                               2002          2001
Cash flows from operating activities:
  Net income                                                  $ 1,263       $ 1,784
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                               2,264         2,263
     Amortization of loan costs                                    43            44
     Casualty gain                                                (53)         (166)
     Change in accounts:
      Receivables and deposits                                    (96)          138
      Other assets                                                (72)          (95)
      Accounts payable                                            (91)         (118)
      Tenant security deposit liabilities                           3           (48)
      Accrued property taxes                                      (13)           43
      Other liabilities                                           469           185
            Net cash provided by operating activities           3,717         4,030

Cash flows from investing activities:
  Property improvements and replacements                         (992)       (1,183)
  Net deposits to restricted escrows                              (14)          (45)
  Insurance proceeds received                                      74           238
            Net cash used in investing activities                (932)         (990)

Cash flows from financing activities:
  Payments on mortgage notes payable                             (761)         (702)
  Distributions to partners                                    (1,988)       (2,705)
            Net cash used in financing activities              (2,749)       (3,407)

Net increase (decrease) in cash and cash equivalents               36          (367)

Cash and cash equivalents at beginning of period                1,003         2,283

Cash and cash equivalents at end of period                    $ 1,039       $ 1,916

Supplemental disclosure of cash flow information:
  Cash paid for interest                                      $ 2,731       $ 2,790

                See Accompanying Notes to Consolidated Financial Statements


                          CENTURY PROPERTIES FUND XVII

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XVII (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

During the nine months ended September 30, 2002 and 2001, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $573,000 and $601,000 for the nine months ended September 30, 2002 and 2001, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $132,000 and $236,000 for the nine months ended September 30, 2002 and 2001, respectively, which is included in investment properties and general and administrative expenses. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $43,000 for the nine months ended September 30, 2001. There were no construction management service fees during the nine months ended September 30, 2002. The fees are calculated based on a percentage of additions to investment properties.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the general partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. Approximately $199,000 and $271,000 in Partnership management fees were paid along with the distributions from operations made during the nine months ended September 30, 2002 and 2001, respectively, which is included in general partner distributions.

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

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $160,000 and $194,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Casualty Gains

During the nine months ended September 30, 2002, a casualty gain was recorded at The Village in the Woods Apartments. The casualty gain reflected a fire that occurred which destroyed one unit of the complex and damaged three others in May 2002. The gain was the result of insurance proceeds received as of September 30, 2002 of approximately $74,000 less the net book value of the damaged property of approximately $21,000.

During the nine months ended September 30, 2001, a casualty gain was recorded at Cooper's Pond Apartments. The casualty gain related to a fire that occurred which destroyed nine units of the complex in January 2001. The gain was the result of insurance proceeds received as of September 30, 2001 of approximately $238,000 less the net book value of the damaged property of approximately $72,000.

Note D - Legal Proceedings

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements in certain circumstances. The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. The discussions of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, do not take into account the effects of any changes to the Registrant's business and results of operations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission.

The Partnership's investment properties consist of five apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2002 and 2001:

                                                   Average Occupancy
      Property                                      2002       2001

      Cherry Creek Gardens Apartments               84%        90%
         Englewood, Colorado
      Creekside Apartments                          88%        95%
         Denver, Colorado
      The Lodge Apartments                          91%        96%
         Denver, Colorado
      The Village in the Woods Apartments           92%        93%
         Cypress, Texas
      Cooper's Pond Apartments                      94%        95%
         Tampa, Florida

The Managing General Partner attributes the decrease in occupancy at Cherry Creek Gardens Apartments to tenants leaving to purchase homes and military transfers and deployments. The Managing General Partner attributes the decrease in occupancy at Creekside and The Lodge Apartments to increased layoffs, home purchases and the overbuilding of apartment complexes in Denver, Colorado.

Results of Operations

The Partnership realized net income for the nine months ended September 30, 2002 of approximately $1,263,000 as compared to net income of approximately $1,784,000 for the corresponding period of 2001. The Partnership's net income for the three months ended September 30, 2002 was approximately $471,000 compared to approximately $709,000 for the three months ended September 30, 2001. The decrease in net income for the three and nine month periods ended September 30, 2002 was due to a decrease in total revenues partially offset by a decrease in total expenses.

Total revenues decreased for the three and nine month periods ended September 30, 2002 due to a decrease in rental income and a casualty gain at Cooper's Pond Apartments due to a fire in January 2001 (discussed below) partially offset by an increase in other income and a casualty gain at The Village in the Woods Apartments due to a fire in May 2002 (discussed below). The decrease in rental income was primarily due to decreases in occupancy at all of the Partnership's properties, decreased rental rates at Cherry Creek Gardens, Creekside, The Lodge, and The Village in the Woods Apartments, and increases in concessions and bad debt expense at Cherry Creek Gardens, Creekside, The Lodge, and Cooper's Pond Apartments. These decreases were partially offset by a decrease in concessions at The Village in the Woods Apartments. The increase in other income is primarily due to an increase in utility reimbursements, late charges, and lease cancellation fees at all of the Partnership's properties. These increases were partially offset by reduced interest income due primarily to lower interest rates on interest bearing accounts.

Total expenses decreased for the three and nine month periods ended September 30, 2002 due to decreases in operating, interest, and general and administrative expenses partially offset by an increase in property tax expense. Operating expenses decreased primarily due to decreases in property and maintenance expenses partially offset by an increase in advertising and insurance expenses. Property expense decreased primarily due to decreases in salary and related benefit expenses at Cooper's Pond and The Village in the Woods Apartments, reduced utility bills primarily at Cherry Creek Gardens, Creekside, and The Lodge Apartments and reduced leasing commissions and bonuses at Creekside, The Lodge and The Village in the Woods Apartments partially offset by increased utilities at Cooper's Pond and increased payroll and related benefits at Creekside Apartments. Maintenance expenses decreased primarily at Cherry Creek Gardens, Cooper's Pond, Creekside, and The Lodge Apartments due to decreases in maintenance contract services. These decreases were partially offset by increased advertising expenses at Creekside and The Lodge Apartments primarily due to increases in periodical expenses and referral fees. Insurance expense increased due to increased hazard insurance premiums at most of the Partnership's properties. Interest expense decreased due to lower average debt balance due to principal payments on the mortgages encumbering the Partnership's properties. General and administrative expenses decreased primarily due to a decrease in professional fees associated with the administration of the Partnership and a decrease in the cost of services included in the management reimbursements to the Managing General Partner allowed under the Partnership Agreement. Also included in general and administrative expenses at both
September 30, 2002 and 2001 are the costs associated with the quarterly communications with investors and regulatory agencies required by the Partnership Agreement. Property tax expense increased primarily due to an increase in the assessed property value at Cherry Creek Gardens Apartments.

During the nine months ended September 30, 2002, a casualty gain was recorded at The Village in the Woods Apartments. The casualty gain reflected a fire that occurred which destroyed one unit of the complex and damaged three others in May 2002. The gain was the result of insurance proceeds received as of September 30, 2002 of approximately $74,000 less the net book value of the damaged property of approximately $21,000.

During the nine months ended September 30, 2001, a casualty gain was recorded at Cooper's Pond Apartments. The casualty gain related to a fire that occurred which destroyed nine units of the complex in January 2001. The gain was the result of insurance proceeds received as of September 30, 2001 of approximately $238,000 less the net book value of the damaged property of approximately $72,000.

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

Liquidity and Capital Resources

At September 30, 2002, the Partnership had cash and cash equivalents of approximately $1,039,000 compared to approximately $1,916,000 at September 30, 2001. The increase in cash and cash equivalents of approximately $36,000 from the Partnership's year ended December 31, 2001 is due to approximately $3,717,000 of cash provided by operating activities, which was partially offset by approximately $2,749,000 of cash used in financing activities and approximately $932,000 of cash used in investing activities. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Partnership's properties and distributions to partners. Cash used in investing activities consisted of property improvements and replacements and, to a lesser extent, net deposits to escrow accounts maintained by the mortgage lenders partially offset by insurance proceeds received from the May 2002 casualty at The Village in the Woods Apartments. The Partnership invests its working capital reserves in interest bearing accounts.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. Capital improvements planned for each of the Partnership's properties are detailed below.

Cherry Creek Gardens Apartments

During the nine months ended September 30, 2002, the Partnership completed approximately $311,000 of budgeted and unbudgeted capital improvements at the property, consisting primarily of structural improvements, appliances, air conditioning unit replacements, plumbing upgrades, and floor covering replacements. These improvements were funded from operating cash flow. The Partnership has evaluated the capital improvement needs of the property for the year. The amount budgeted for 2002 is approximately $290,000, consisting primarily of floor covering and water heater replacements, interior decoration, appliances, and structural improvements. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Creekside Apartments

During the nine months ended September 30, 2002, the Partnership completed approximately $81,000 of capital improvements at the property, consisting primarily of structural improvements, and floor covering and water heater replacements. These improvements were funded from operating cash flow and replacement reserves. The Partnership has evaluated the capital improvement needs of the property for the year. The amount budgeted for 2002 is approximately $142,000, consisting primarily of floor covering replacements, appliances, water heater replacements, and structural improvements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Lodge Apartments

During the nine months ended September 30, 2002, the Partnership completed approximately $128,000 of capital improvements at the property, consisting primarily of structural improvements and floor covering replacements. These improvements were funded from operating cash flow and replacement reserves. The Partnership has evaluated the capital improvement needs of the property for the year. The amount budgeted for 2002 is approximately $176,000, consisting primarily of floor covering replacements, appliances, air conditioning unit replacements, structural improvements, and water heater replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Village in the Woods Apartments

During the nine months ended September 30, 2002, the Partnership completed approximately $262,000 of budgeted and unbudgeted capital improvements at the property, consisting primarily of appliances, air conditioning unit and floor covering replacements, replacements due to a fire at the property during May 2002 and structural improvements. These improvements were funded from operating cash flow and insurance proceeds. The Partnership has evaluated the capital improvement needs of the property for the year. The amount budgeted for 2002 is approximately $206,000, consisting primarily of appliances, structural improvements, water heater and floor covering replacements, electrical upgrades, air conditioning unit replacements, and cabinet upgrades. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Cooper's Pond Apartments

During the nine months ended September 30, 2002, the Partnership completed approximately $210,000 of capital improvements at the property, consisting primarily of air conditioning unit replacements, water and sewer upgrades, floor covering replacements, appliances, interior decoration, plumbing upgrades, and structural upgrades. These improvements were funded from operating cash flow. The Partnership has evaluated the capital improvement needs of the property for the year. The amount budgeted for 2002 is approximately $220,000, consisting primarily of air conditioning unit and floor covering replacements, plumbing upgrades, laundry room and maintenance building renovations, and appliances. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $46,244,000 is amortized over varying periods with maturity dates ranging from September 2008 at Creekside and The Lodge Apartments, at which time balloon payments totaling approximately $11,594,000 will be due, to March 2020 at Cooper's Pond Apartments. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2006. Accordingly, prior to such date the Partnership will need to either sell the investment properties or extend the term of the Partnership.

The Partnership distributed the following amounts during the nine months ended September 30, 2002 and 2001 (in thousands, except per unit data):


                    Nine Months      Per Limited       Nine Months       Per Limited
                       Ended         Partnership          Ended          Partnership
                September 30, 2002       Unit      September 30, 2001       Unit

Operations            $1,988            $23.37           $2,705            $31.81

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 45,183.00 limited partnership units (the "Units") in the Partnership representing 60.24% of the outstanding units at September 30, 2002. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates or affiliates of the Managing General
Partner. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 60.24% of the outstanding Units, AIMCO is in a position to influence all such voting decisions with respect to the Registrant. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder. However, DeForest Ventures I L.P., from whom AIMCO, through its merger with Insignia Financial Group, Inc., acquired 25,833.5 (approximately 34.45%) of its Units, had agreed for the benefit of non-tendering unitholders, that it would vote such
Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non tendering unit holders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates right to vote each Unit acquired.

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

ITEM 3.     CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this quarterly report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules (13a-14(c) and (15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

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

                  Exhibit 99, Certification of Chief Executive Officer and Chief Financial Officer.

            b) Reports on Form 8-K filed during the quarter ended  September 30,
               2002:

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


                                    By:  FOX PARTNERS
                                          General Partner


                                    By:   FOX CAPITAL MANAGEMENT CORPORATION
                                          Managing General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President


                                    By:   /s/Thomas C. Novosel
                                          Thomas C. Novosel
                                          Senior Vice President
                                          and Chief Accounting Officer


                                    Date: November 13, 2002

                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Century Properties Fund XVII;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c)  Presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002

                                    _______________________
                                    Patrick J. Foye
                                    Executive  Vice  President  of  Fox  Capital
                                    Management Corporation, equivalent of the chief executive officer of the Partnership

                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Century Properties Fund XVII;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c)  Presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002

                                  _______________________
                                  Paul J. McAuliffe
                                  Executive Vice President and Chief Financial
                                  Officer of Fox Capital Management Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Century Properties Fund XVII (the "Partnership"), for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                               /s/ Patrick J. Foye
                              Name: Patrick J. Foye
                              Date: November 13, 2002


                              /s/ Paul J. McAuliffe
                             Name: Paul J. McAuliffe
                             Date: November 13, 2002


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.