Form 10KSB
period 2002-12-31
CENTURY PROPERTIES FUND XVII
filed 2003-03-28
CIK 356472

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   Form 10-KSB
      (Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
         1934


                    For the fiscal year ended December 31, 2002

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

State issuer's revenues for its most recent fiscal year.  $14,611,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2002. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

The Registrant has no employees. The Managing General Partner is vested with full authority as to the general management and supervision of the business and affairs of the Partnership. The non-managing general partners and the Limited Partners have no right to participate in the management or conduct of such business and affairs. Property management services are provided at the Partnership's properties by an affiliate of the Managing General Partner.



Risk Factors

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Partnership's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the Managing General Partner, in such market area could have a material effect on the rental market for the apartments at the Partnership's properties and the rents that may be charged for such apartments. While the Managing General Partner and its affiliates own and/or control a significant number of apartment units in the United States, such units represent an insignificant percentage of total apartment units in the United States and competition for the apartments is local.

Laws benefiting disabled persons may result in the Partnership's incurrence of unanticipated expenses. Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership's properties, or restrict renovations of the properties. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Managing General Partner believes that the Partnership's properties are substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

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

Insurance coverage is becoming more expensive and difficult to obtain. The current insurance market is characterized by rising premium rates, increasing deductibles, and more restrictive coverage language. Recent developments have resulted in significant increases in insurance premiums and have made it more difficult to obtain certain types of insurance. As an example, many insurance carriers are excluding mold-related risks from their policy coverages, or are adding significant restrictions to such coverage. Continued deterioration in insurance market place conditions may have a negative effect on the Partnership's operating results.

A further description of the Partnership's business is included in "Management's Discussion and Analysis or Plan of Operation" included in "Item 6" of this Form 10-KSB.

Item 2.     Description of Properties

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

Creekside Apartments                   10/82     Fee ownership subject    Apartment
  Denver, Colorado                               to first mortgage (1)    328 units

The Lodge Apartments                   10/82     Fee ownership subject    Apartment
  Denver, Colorado                               to first mortgage (1)    376 units

The Village in the Woods               10/82     Fee ownership subject    Apartment
  Apartments                                     to first mortgage        530 units
  Cypress, Texas

Cooper's Pond Apartments               03/83     Fee ownership subject    Apartment
  Tampa, Florida                                 to first mortgage        463 units

(1)   Property  is  owned  by  a  limited   partnership  or  limited   liability
      corporation in which the Registrant holds a 100% interest.

Schedule of Properties

Set forth below for each of the Registrant's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.


                              Gross
                             Carrying   Accumulated                         Federal
Property                      Value    Depreciation     Rate    Method     Tax Basis
                                 (in thousands)                         (in thousands)
Cherry Creek Gardens         $16,455      $ 9,832     5-30 yrs    S/L       $ 2,903
Creekside                     11,856        6,860     5-30 yrs    S/L         2,947
The Lodge                     13,474        7,870     5-30 yrs    S/L         3,152
The Village in the Woods      16,432        9,306     5-30 yrs    S/L         4,111
Coopers Pond                  16,557       10,158     5-30 yrs    S/L         3,137

                             $74,774      $44,026                           $16,250

See "Note A" of the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.


                            Principal                                         Principal
                            Balance At                                         Balance
                           December 31,    Interest    Period    Maturity      Due At
        Property               2002          Rate    Amortized     Date     Maturity (1)
                          (in thousands)                                   (in thousands)
Cherry Creek Gardens         $11,587        7.99%     20 years   01/01/20       $ --
Creekside                      6,152        6.43%     30 years   09/01/08        5,501
The Lodge                      6,814        6.43%     30 years   09/01/08        6,093
The Village in the
  Woods                       13,620        8.56%     20 years   02/01/20           --
Cooper's Pond                  7,808        8.47%     20 years   03/01/20           --

                             $45,981                                           $11,594

(1) See "Item 7. Financial Statements - Note B" for information with respect to the Registrant's ability to prepay these loans and other specific details about the loans.

Schedule of Rental Rates and Occupancy

Average annual rental rates and occupancy for 2002 and 2001 for each property:

                                     Average Annual             Average Annual
                                      Rental Rates                Occupancy
                                   (per unit)
Property                           2002          2001         2002          2001
Cherry Creek Gardens (1)          $ 9,925      $10,566         83%          87%
Creekside (2)                       8,245        8,523         89%          94%
The Lodge (2)                       7,535        7,742         90%          95%
The Village in the Woods            7,456        7,643         91%          93%
Cooper's Pond                       6,387        6,370         94%          96%

(1) The Managing General Partner attributes the decrease in occupancy at Cherry Creek Gardens to increased unemployment and military deployments.
(2) The Managing General Partner attributes the decrease in occupancy at Creekside and The Lodge Apartments to a slow economy in the market area and favorable home mortgage rates.

As noted under "Item 1.  Description of Business",  the real estate  industry is highly competitive. All of the Partnership's properties are subject to competition from other apartment complexes in the area. The Managing General Partner believes that all of the properties are adequately insured. The properties are apartment complexes which lease units for terms of one year or less. No tenant leases 10% or more of the available rental space. All of the properties are in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Real Estate Taxes and Rates

Real estate taxes and rates in 2002 for each property were:

                                      2002            2002
                                     Taxes            Rates
                                 (in thousands)

Cherry Creek Gardens                  $163            7.92%
Creekside                               83            5.99%
The Lodge                               89            5.99%
The Village in the Woods               424            2.87%
Cooper's Pond                          223            2.30%

Capital Improvements

Cherry Creek Gardens Apartments

During the year ended December 31, 2002, the Partnership completed approximately $455,000 of capital improvements at the property, consisting primarily of roof replacement, appliances, structural improvements, air conditioning unit replacements, plumbing upgrades, and floor covering replacements. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for 2003 and currently expects to budget approximately $89,000. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Creekside Apartments

During the year ended December 31, 2002, the Partnership completed approximately $112,000 of capital improvements at the property, consisting primarily of floor covering replacements, structural upgrades, and water heater replacements. These improvements were funded from operating cash flow and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for 2003 and currently expects to budget approximately $98,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Lodge Apartments

During the year ended December 31, 2002, the Partnership completed approximately $184,000 of capital improvements at the property, consisting primarily of major landscaping, parking area improvements, structural improvements, office computers, and floor covering replacements. These improvements were funded from operating cash flow and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for 2003 and currently expects to budget approximately $113,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Village in the Woods Apartments

During the year ended December 31, 2002, the Partnership completed approximately $301,000 of capital improvements at the property, consisting primarily of air conditioning unit replacements, appliances, floor covering replacements, and replacements due to a fire at the property in May 2002. These improvements were funded from operating cash flow and insurance proceeds. The Partnership is currently evaluating the capital improvement needs of the property for 2003 and currently expects to budget approximately $159,000. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Cooper's Pond Apartments

During the year ended December 31, 2002, the Partnership completed approximately $261,000 of capital improvements at the property, consisting primarily of floor covering replacements, plumbing upgrades, appliances, structural improvements, and air conditioning unit replacements. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for 2003 and currently expects to budget approximately $139,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. The Court has scheduled the hearing on preliminary approval for April 4, 2003 and the hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $ 1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. If the Court grants preliminary approval of the proposed settlement in March, a notice will be distributed to partners providing detail on the terms of the proposed settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. Before completing briefing on the appeal, the parties stayed further proceedings in the appeal pending the Court's review of the terms of the proposed settlement described above.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

The unit holders of the Registrant did not vote on any matter during the quarter ended December 31, 2002.

                                     PART II

Item 5. Market for the Partnership's Common Equity and Related Security Holder Matters

The Partnership, a publicly held limited partnership, sold 75,000 Limited Partnership Units (the "Units") aggregating $75,000,000 during its offering period. The Partnership currently has 75,000 Units outstanding and 3,452 Limited Partners of record. Affiliates of the Managing General Partner owned 45,243 units or 60.32% at December 31, 2002. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions from operations made by the Partnership for the years ended December 31, 2002 and 2001:


                                                Distributions

                                                             Per Limited
                                                             Partnership
                                        Aggregate                 Unit
                                    (in thousands)

1/01/01 - 12/31/01                      $3,925                  $46.16
1/01/02 - 12/31/02                      $2,401                  $28.24

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit distributions to its partners in 2003 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 45,243 limited partnership units in the Partnership representing 60.32% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates or affiliates of the Managing General Partner. It is possible that AIMCO or its affiliates will acquire additional Units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 60.32% of the outstanding Units, AIMCO is in a position to influence all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder. However, DeForest Ventures I L.P., from whom AIMCO, through its merger with Insignia Financial Group, Inc., acquired 25,833.5 (approximately 34.45%) of its Units, had agreed for the benefit of non-tendering unitholders, that it would vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non tendering unit holders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates right to vote each Unit acquired.

Item 6.     Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership realized net income for the year ended December 31, 2002 of approximately $1,513,000 as compared to net income of approximately $2,278,000 for the corresponding period of 2001. The decrease in net income was due to a decrease in total revenue partially offset by a decrease in total expenses. Total revenue decreased due to a decrease in rental income and a casualty gain at Cooper's Pond Apartments due to a fire in January 2001 (discussed below) partially offset by an increase in other income and a casualty gain at The Village in the Woods Apartments due to a fire in May 2002 (discussed below). Rental income decreased due to a decrease in occupancy, a decrease in average rental rates at all the properties except Cooper's Pond Apartments and an increase in bad debt expense at all of the Partnership's properties except The Village in the Woods Apartments. Other income increased due to an increase in lease cancellation fees at all the Partnership's properties, increased utility reimbursements primarily at Cooper's Pond and Creekside Apartments, increased monthly pet rent primarily at Creekside Apartments, increased late charges at all of the Partnership's properties except The Village in the Woods Apartments and increased non-refundable administrative fees at all the properties except Cherry Creek Apartments. These increases were partially offset by reduced interest income due to lower average cash balances in interest bearing accounts.

During 2002, a net casualty gain of approximately $66,000 was recorded at Village in the Woods due to a fire in May 2002. This gain was the result of the receipt of approximately $87,000 of insurance proceeds and the write off of the net book value of the destroyed assets totaling approximately $21,000.

During the year ended December 31, 2001, a net casualty gain was recorded at Cooper's Pond Apartments. The casualty gain related to a fire that occurred which destroyed nine units of the complex in January 2001. The gain was the result of insurance proceeds received as of December 31, 2001 of approximately $317,000 less the net book value of the damaged property of approximately $72,000.

Total expenses decreased for the year ended December 31, 2002 due to decreases in operating, interest and general and administrative expenses. Operating expenses decreased primarily due to decreases in property, administrative and maintenance expenses and reduced management fees, partially offset by increased advertising and insurance expenses. Property expenses decreased primarily due to decreases in utility expenses at Cherry Creek, Creekside, The Lodge and The Village in the Woods Apartments, reduced payroll and related expenses at Cooper's Pond and The Village in the Woods Apartments and reduced commissions and bonuses at all of the Partnership's properties. These decreases were partially offset by increased utility expenses at Cooper's Pond Apartments and increased payroll and related benefits at Cherry Creek and The Lodge Apartments. Administrative expenses decreased primarily due to reduced sales and use taxes at Creekside and The Lodge Apartments due to a prior year state audit at these properties. Maintenance expenses decreased at all of the Partnership's properties primarily due to the increased capitalization of certain direct and indirect costs primarily payroll related costs (see Item 7. Financial Statements, Note A for further discussion). Management fees decreased at all the Partnership's properties due to reduced rental revenue. Advertising expenses increased at Creekside and the Lodge Apartments due to increases in periodical expenses and referral fees. Insurance expenses increased due to increased hazard insurance premiums at all the Partnership's properties except Cooper's Pond Apartments. Interest expense decreased due to lower average debt balances due to principal payments made on the mortgages encumbering the Partnership's properties. General and administrative expenses decreased primarily due to a decrease in professional fees associated with the administration of the Partnership and a decrease in the cost of services included in the management reimbursements to the Managing General Partner allowed under the Partnership Agreement. Also included in general and administrative expenses are the costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

Liquidity and Capital Resources

At December 31, 2002, the Partnership had cash and cash equivalents of approximately $697,000 compared to approximately $1,003,000 at December 31, 2001. The decrease in cash and cash equivalents of approximately $306,000 from the Partnership's year ended December 31, 2001 is due to approximately $1,282,000 of cash used in investing activities and approximately $3,425,000 of cash used in financing activities which was partially offset by approximately $4,401,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements and, to a lesser extent, net deposits to escrow accounts maintained by the mortgage lenders partially offset by insurance proceeds received. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Partnership's properties and distributions to partners. The Partnership invests its working capital reserves in interest bearing accounts.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. The Partnership is currently evaluating the capital improvement needs of the properties for the year 2003 and currently expects to budget approximately $598,000. Additional improvements may be considered during 2003 and will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties. The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $45,981,000 is amortized over varying periods with maturity dates ranging from September 2008 at Creekside Apartments and The Lodge Apartments, at which time balloon payments totaling approximately $11,594,000 will be due, to March 2020 at Cooper's Pond Apartments. The Managing General Partner will attempt to refinance the indebtedness at Creekside and The Lodge Apartments and/or sell the properties prior to such maturity dates. If these properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2006. Accordingly, prior to such date the Partnership will need to either sell its investment properties or extend the term of the Partnership.

The Partnership distributed the following amounts during the years ended December 31, 2002 and 2001 (in thousands, except per unit data):


                       Year          Per Limited          Year           Per Limited
                       Ended         Partnership          Ended          Partnership
                 December 31, 2002       Unit       December 31, 2001       Unit

Operations            $2,401            $28.24           $3,925            $46.16


Future cash distributions will depend on the levels of net cash generated from operations, the availabilty of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit distributions to its partners in 2003 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 45,243 limited partnership units (the "Units") in the Partnership representing 60.32% of the outstanding units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates or affiliates of the Managing General
Partner. It is possible that AIMCO or its affiliates will acquire additional Units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 60.32% of the outstanding Units, AIMCO is in a position to influence all such voting decisions with respect to the Registrant. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder. However, DeForest Ventures I L.P., from whom AIMCO, through its merger with Insignia Financial Group, Inc., acquired 25,833.5 (approximately 34.45%) of its Units, had agreed for the benefit of non-tendering unitholders, that it would vote such
Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non tendering unit holders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates right to vote each Unit acquired.

Critical Accounting Policies and Estimates

A summary of the Partnership's significant accounting policies is included in "Note A - Organization and Significant Accounting Policies" which is included in the consolidated financial statements in "Item 7. Financial Statements". The Managing General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership's operating results and financial condition. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Partnership's accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned and the Partnership fully reserves all balances outstanding over 30 days. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.

Item 7.     Financial Statements

CENTURY PROPERTIES FUND XVII

LIST OF FINANCIAL STATEMENTS


      Report of Ernst & Young LLP, Independent Auditors

      Consolidated Balance Sheet - December 31, 2002

      Consolidated  Statements  of  Operations  - Years ended  December 31, 2002 and 2001

      Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2002 and 2001

      Consolidated  Statements  of Cash Flows - Years  ended  December  31, 2002 and 2001

      Notes to Consolidated Financial Statements

                 Report of Ernst & Young LLP, Independent Auditors



The Partners
Century Properties Fund XVII


We have audited the accompanying consolidated balance sheet of Century Properties Fund XVII as of December 31, 2002, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Properties Fund XVII at December 31, 2002, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.


                                                            /s/ERNST & YOUNG LLP


Greenville, South Carolina
February 14, 2003

                          CENTURY PROPERTIES FUND XVII

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2002



Assets
   Cash and cash equivalents                                                 $   697
   Receivables and deposits                                                      647
   Restricted escrows                                                            212
   Other assets                                                                  612
   Investment properties (Notes B and E):
      Land                                                    $  7,078
      Buildings and related personal property                   67,696
                                                                74,774
      Less accumulated depreciation                            (44,026)       30,748

                                                                            $ 32,916
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $   281
   Tenant security deposit liabilities                                           294
   Accrued property taxes                                                        764
   Other liabilities                                                             475
   Mortgage notes payable (Note B)                                            45,981

Partners' Deficit
   General partner                                            $ (8,695)
   Limited partners (75,000 units issued and
      outstanding)                                              (6,184)      (14,879)

                                                                            $ 32,916

            See Accompanying Notes to Consolidated Financial Statements

                          CENTURY PROPERTIES FUND XVII

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)



                                                           Years Ended December 31,
                                                              2002         2001
Revenues:
   Rental income                                             $12,695      $14,191
   Other income                                                1,850        1,495
   Casualty gain (Note F)                                         66          245
      Total revenues                                          14,611       15,931

Expenses:
   Operating                                                   4,991        5,369
   General and administrative                                    435          518
   Depreciation                                                3,014        3,013
   Interest                                                    3,684        3,765
   Property taxes                                                974          988
      Total expenses                                          13,098       13,653


Net income (Note C)                                          $ 1,513      $ 2,278

Net income allocated to general partner (11.8%)               $ 178        $ 269

Net income allocated to limited partners (88.2%)               1,335        2,009

                                                             $ 1,513      $ 2,278

Net income per limited partnership unit                      $ 17.80      $ 26.79

Distributions per limited partnership unit                   $ 28.24      $ 46.16

            See Accompanying Notes to Consolidated Financial Statements

                          CENTURY PROPERTIES FUND XVII

              CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)



                                       Limited
                                      Partnership    General    Limited
                                         Units       Partner    Partners     Total

Original capital contributions          75,000        $ --      $75,000     $ 75,000

Partners' deficit at
   December 31, 2000                    75,000       $(8,396)   $(3,948)    $(12,344)

Distributions to partners                   --          (463)    (3,462)      (3,925)

Net income for the year ended
   December 31, 2001                        --           269      2,009        2,278

Partners' deficit at
   December 31, 2001                    75,000        (8,590)    (5,401)     (13,991)

Distributions to partners                   --          (283)    (2,118)      (2,401)

Net income for the year ended
   December 31, 2002                        --           178      1,335        1,513

Partners' deficit at
   December 31, 2002                    75,000       $(8,695)   $(6,184)    $(14,879)


            See Accompanying Notes to Consolidated Financial Statements

                          CENTURY PROPERTIES FUND XVII

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                             Years Ended December 31,
                                                                2002          2001
Cash flows from operating activities:
  Net income                                                   $ 1,513      $ 2,278
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                                3,014         3,013
     Amortization of loan costs                                     58            59
     Casualty gain                                                 (66)         (245)
     Change in accounts:
      Receivables and deposits                                    (227)          (80)
      Other assets                                                  15           (17)
      Accounts payable                                              62           (81)
      Tenant security deposit liabilities                           (8)          (64)
      Accrued property taxes                                        (9)           92
      Other liabilities                                             49          (243)

        Net cash provided by operating activities                4,401         4,712

Cash flows from investing activities:
  Property improvements and replacements                        (1,269)       (1,366)
  Net deposits to restricted escrows                               (44)          (72)
  Insurance proceeds received                                       31           317

        Net cash used in investing activities                   (1,282)       (1,121)

Cash flows from financing activities:
  Payments on mortgage notes payable                            (1,024)         (946)
  Distributions to partners                                     (2,401)       (3,925)

        Net cash used in financing activities                   (3,425)       (4,871)

Net decrease in cash and cash equivalents                         (306)       (1,280)

Cash and cash equivalents at beginning of year                   1,003         2,283

Cash and cash equivalents at end of year                        $ 697       $ 1,003

Supplemental disclosure of cash flow information:
  Cash paid for interest                                       $ 3,632      $ 3,710

Supplemental disclosure of non-cash activity:
  Insurance proceeds in receivable and deposits                 $ 56          $ --
    (Village in the Woods Apartments)
  Fixed assets in accounts payable                              $ 44          $ --



            See Accompanying Notes to Consolidated Financial Statements

                          CENTURY PROPERTIES FUND XVII

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2002


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

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $594,000 at December 31, 2002 that is maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Replacement Reserve: A replacement reserve account was established in 1998 with the refinancing proceeds for Creekside Apartments and The Lodge Apartments. These funds were established to complete listed repairs and replacements. The reserve account balance at December 31, 2002 is approximately $212,000 which includes interest.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases and fully reserves all balances outstanding over thirty days. In addition, the Managing General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

Loan Costs: Loan costs of approximately $684,000, less accumulated amortization of approximately $207,000, are included in other assets in the accompanying consolidated balance sheet and are being amortized by the straight-line method over the lives of the related loans. Amortization of loan costs is included in interest expense in the accompanying consolidated statements of operations. Amortization expense is expected to be approximately $57,000 in 2003, $56,000 in 2004, $55,000 in 2005, $54,000 in 2006 and $52,000 in 2007.

Investment Properties: Investment properties consist of five apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. Expenditures in excess of $250 that maintain an existing asset which has a useful life of more than one year are capitalized as capital replacement expenditures and depreciated over the estimated useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred. In accordance with Statement of Financial Accounting Standards Board ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were recorded in the years ended December 31, 2002 and 2001.

During 2001, AIMCO, an affiliate of the managing general partner, commissioned a project to study process improvement ideas to reduce operating costs. The result of the study led to a re-engineering of business processes and eventual redeployment of personnel and related capital spending. The implementation of these plans during 2002, accounted for as a change in accounting estimate, resulted in a refinement of the Partnership's process for capitalizing certain direct and indirect project costs (principally payroll related costs) and increased capitalization of such costs by approximately $157,000 in 2002 compared to 2001.

Fair Value: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity is approximately $51,463,000 at December 31, 2002.

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

Advertising Costs: Advertising costs of approximately $290,000 and $250,000 for the years ended December 31, 2002 and 2001, respectively, are charged to operating expense in the accompanying consolidated statements of operations.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recent Accounting Pronouncements: In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Partnership adopted SFAS 144 effective January 1, 2002. The adoption did not have a material effect on the financial position or results of operations of the Partnership.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Recission of FASB Statements No. 4, 44 and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. SFAS 145 is effective for fiscal years beginning after May 15, 2002 with early adoption an option. Effective April 1, 2002, the Partnership adopted SFAS 145. Its adoption did not have a material effect on the financial position or results of operations of the Partnership.

Note B - Mortgage Notes Payable


                              Principal    Monthly                           Principal
                             Balance At    Payment     Stated                 Balance
                            December 31,  Including   Interest  Maturity      Due At
         Property               2002       Interest     Rate      Date       Maturity
                                 (in thousands)                           (in thousands)

Cherry Creek Gardens           $11,587      $ 104      7.99%    01/01/20       $ --
Creekside                        6,152         41      6.43%    09/01/08        5,501
The Lodge                        6,814         45      6.43%    09/01/08        6,093
The Village in the
  Woods                         13,620        126      8.56%    02/01/20           --
Cooper's Pond                    7,808         72      8.47%    03/01/20           --
                               $45,981      $ 388                             $11,594

The mortgage notes payable are non-recourse and are secured by pledge of the respective apartment properties and by pledge of revenues from the respective apartment properties. Certain of the notes require prepayment penalties if repaid prior to maturity and prohibit resale of the properties subject to existing indebtedness.

Scheduled principal payments on the mortgage notes payable subsequent to December 31, 2002 are as follows (dollar amounts in thousands):

                            2003               $ 1,109
                            2004                 1,201
                            2005                 1,301
                            2006                 1,408
                            2007                 1,525
                         Thereafter             39,437
                                               $45,981

Note C - Income Taxes

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership.

The following is a reconciliation of reported net income and Federal taxable income (loss):

                                             2002                2001
                                       (in thousands, except per unit data)
Net income as reported                      $ 1,513            $ 2,278
Add (deduct):
  Depreciation differences                    1,718              1,667
  Other                                         (49)              (363)
  Interest expense                             (138)              (138)
Federal taxable income                      $ 3,044            $ 3,444

Federal taxable income per
  Limited partnership unit                  $ 35.80            $ 41.79

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

Net liabilities as reported                 $(14,879)
Land and Buildings                             7,985
Accumulated Depreciation                     (22,439)
Syndication and Distribution Costs             9,319
Original issue discount                        3,375
Other                                             94
Net liabilities - Federal tax basis         $(16,545)

Note D - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $720,000 and $864,000 for the years ended December 31, 2002 and 2001, respectively which is included in operating expenses.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $218,000 and $277,000 for the years ended December 31, 2002 and 2001, respectively, which is included in investment properties and general and administrative expenses. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $44,000 and $43,000 for the years ended December 31, 2002 and 2001, respectively. The fees are calculated based upon a percentage of current year additions to the investment properties.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the general partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. Approximately $240,000 and $392,000 in Partnership management fees were paid along with the distributions from operations made during the years ended December 31, 2002 and 2001, respectively.

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

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $212,000 and $160,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 45,243 limited partnership units (the "Units") in the Partnership representing 60.32% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates or affiliates of the Managing General
Partner. It is possible that AIMCO or its affiliates will acquire additional Units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 60.32% of the outstanding Units, AIMCO is in a position to influence all such voting decisions with respect to the Registrant. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder. However, DeForest Ventures I L.P., from whom AIMCO, through its merger with Insignia Financial Group, Inc., acquired 25,833.5 (approximately 34.45%) of its Units, had agreed for the benefit of non-tendering unitholders, that it would vote such
Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non tendering unit holders.

Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates right to vote each Unit acquired.

Note E - Real Estate and Accumulated Depreciation


                                                  Initial Cost
                                                 To Partnership
                                                 (in thousands)
                                                                            Cost
                                                         Buildings      Capitalized
                                                        and Related      (Removed)
                                                          Personal     Subsequent to
Description                  Encumbrances      Land       Property      Acquisition
                            (in thousands)                            (in thousands)
Cherry Creek Gardens            $11,587      $ 1,320      $11,879         $ 3,256
Creekside                         6,152        1,366        7,307           3,183
The Lodge                         6,814        1,575        8,580           3,319
The Village in the Woods         13,620        2,852       20,915          (7,335)
Cooper's Pond                     7,808        1,476       12,505           2,576

Total                           $45,981      $ 8,589      $61,186         $ 4,999


                Gross Amount At Which Carried
                    At December 31, 2002
                       (in thousands)


                          Buildings
                         And Related                          Year of
                          Personal             Accumulated   Construc-   Date    Depreciable
Description       Land    Property    Total    Depreciation    tion    Acquired  Life-Years
                                              (in thousands)
Cherry Creek
  Gardens       $ 1,320    $15,135   $16,455     $ 9,832       1979      9/82     5-30 yrs
Creekside         1,366     10,490    11,856       6,860       1974      10/82    5-30 yrs
The Lodge         1,577     11,896    13,474       7,870       1974      10/82    5-30 yrs
The Village in    1,500     14,932    16,432       9,306       1983      10/82    5-30 yrs
  the Woods
Cooper's Pond     1,315     15,243    16,557      10,158     1979-1981   3/83     5-30 yrs

Total           $ 7,078    $67,696   $74,774     $44,026

Reconciliation of "real estate and accumulated depreciation":

                                                Years Ended December 31,
                                                  2002            2001
Real Estate                                          (in thousands)
Balance at beginning of year                    $73,516          $72,330
    Property improvements                         1,313            1,366
    Disposals of property                           (55)            (180)
Balance at end of year                          $74,774          $73,516

Accumulated Depreciation
Balance at beginning of year                    $41,046          $38,137
    Additions charged to expense                  3,014            3,013
    Disposals of property                           (34)            (104)
Balance at end of year                          $44,026          $41,046

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2002 and 2001 is approximately $82,716,000 and $81,537,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2002 and 2001, is approximately $66,466,000 and $65,169,000, respectively.

Note F - Casualty Event

During 2002, a net casualty gain of approximately $66,000 was recorded at Village in the Woods due to a fire in May 2002. This gain was the result of the receipt of approximately $87,000 of insurance proceeds and the write off of the net book value of the destroyed assets totaling approximately $21,000.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. The Court has scheduled the hearing on preliminary approval for April 4, 2003 and the hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $ 1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. If the Court grants preliminary approval of the proposed settlement in March, a notice will be distributed to partners providing detail on the terms of the proposed settlement.

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

Before completing briefing on the appeal, the parties stayed further proceedings in the appeal pending the Court's review of the terms of the proposed settlement described above.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

            None.

                                       PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Century Properties Fund XVII (the "Partnership" or the "Registrant") has no officers or directors. The managing general partner of the Partnership is Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"). The names and ages of, as well as the positions and offices held by, the executive officers and director of the Managing General Partner are set forth below. There are no family relationships between or among any officers or director.

Name                        Age    Position

Patrick J. Foye              45    Executive Vice President and Director

Paul J. McAuliffe            46    Executive Vice President and Chief
                                     Financial Officer

Thomas C. Novosel            44    Senior Vice President and Chief Accounting
                                     Officer

Patrick J. Foye has been Executive Vice President and Director of the Managing General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of AIMCO since May 1998, where he is responsible for continuous improvement, acquisitions of partnership securities, consolidation of minority interests, and corporate and other acquisitions. Prior to joining AIMCO, Mr. Foye was a Merger and Acquisitions Partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the Managing General Partner since April 1, 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and Chief Financial Officer of AIMCO since October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas C. Novosel has been Senior Vice President and Chief Accounting Officer of the Managing General Partner since April 1, 2002. Mr. Novosel has served as Senior Vice President and Chief Accounting Officer of AIMCO since April 2000. From October 1993 until he joined AIMCO, Mr. Novosel was a partner at Ernst & Young LLP, where he served as the director of real estate advisory services for the southern Ohio Valley area offices but did not work on any assignments related to AIMCO or the Partnership.

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

The executive officers and director of the Managing General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the Managing General Partner have approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2002 for filing with the Securities and Exchange Commission.

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2003. Fees for 2002 were annual audit services of approximately $49,000 and non-audit services (principally tax-related) of approximately $23,000.

Item 10.    Executive Compensation

Neither the director nor the officers received any remuneration from the Partnership during the year ended December 31, 2002.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding limited partnership units of the Registrant owned by each person who is known by the Registrant to own beneficially or exercise voting or dispositive control over more than 5% of the Registrant's limited partnership units, by each of the directors and by all directors and executive officers of the Managing General Partner as a group as of December 31, 2002.

                                           Amount and nature of        %
   Name of Beneficial Owner                  Beneficial Owner       of Units

   Insignia Properties, LP                      25,833.50            34.45%
     (an affiliate of AIMCO)
   Fox Capital Management Corporation              100.00             0.13%
     (an affiliate of AIMCO)
   IPLP Acquisition I LLC                        3,369.50             4.49%
     (an affiliate of AIMCO)
   AIMCO Properties, LP                         15,940.00            21.25%
     (an affiliate of AIMCO)

Insignia Properties, LP, Fox Capital Management Corporation and IPLP Acquisition I LLC are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, South Carolina 29602.

AIMCO Properties, LP is indirectly ultimately controlled by AIMCO. Its business address is 4582 S. Ulster St. Parkway, Suite 100, Denver, Colorado 80237.

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

Affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $720,000 and $864,000 for the years ended December 31, 2002 and 2001, respectively which is included in operating expenses.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $218,000 and $277,000 for the years ended December 31, 2002 and 2001, respectively, which is included in investment properties and general and administrative expenses. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $44,000 and $43,000 for the years ended December 31, 2002 and 2001, respectively. The fees are calculated based upon a percentage of current year additions to the investment properties.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the general partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. Approximately $240,000 and $392,000 in Partnership management fees were paid along with the distributions from operations made during the years ended December 31, 2002 and 2001, respectively.

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

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $212,000 and $160,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 45,243 limited partnership units (the "Units") in the Partnership representing 60.32% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates or affiliates of the Managing General
Partner. It is possible that AIMCO or its affiliates will acquire additional Units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 60.32% of the outstanding Units, AIMCO is in a position to influence all such voting decisions with respect to the Registrant. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder. However, DeForest Ventures I L.P., from whom AIMCO, through its merger with Insignia Financial Group, Inc., acquired 25,833.5 (approximately 34.45%) of its Units, had agreed for the benefit of non-tendering unitholders, that it would vote such
Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non tendering unit holders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates right to vote each Unit acquired.

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            See Exhibit Index attached.

      (b) Reports on Form 8-K filed during the quarter ended December 31, 2002:

            None.

Item 14.    Controls and Procedures

The principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this annual report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.

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


                                    Date: March 28, 2003


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


/s/Patrick J. Foye      Executive Vice President      Date: March 28, 2003
Patrick J. Foye         and Director


/s/Thomas C. Novosel    Senior Vice President         Date: March 28, 2003
Thomas C. Novosel       and Chief Accounting Officer

                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this annual report on Form 10-KSB of Century Properties Fund XVII;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 28, 2003

                                    /s/Patrick J. Foye
                                    Patrick J. Foye
                                    Executive  Vice  President  of  Fox  Capital
                                    Management  Corporation,  equivalent  of the
                                    chief executive officer of the Partnership

                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this annual report on Form 10-KSB of Century Properties Fund XVII;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 28, 2003

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

      99          Certification of Chief Executive Officer and  Chief  Financial
                  Officer.

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Century Properties Fund XVII (the "Partnership"), for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the Chief Executive Officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  March 28, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  March 28, 2003


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.