Form 10QSB
period 2003-03-31
CENTURY PROPERTIES FUND XVII
filed 2003-05-15
CIK 356472

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                   For the quarterly period ended March 31, 2003


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

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS



                          CENTURY PROPERTIES FUND XVII

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 2003


Assets
   Cash and cash equivalents                                                 $  791
   Receivables and deposits                                                     619
   Restricted escrows                                                           227
   Other assets                                                                 576
   Investment properties:
      Land                                                   $ 7,078
      Buildings and related personal property                  67,853
                                                               74,931
      Less accumulated depreciation                           (44,787)       30,144
                                                                           $ 32,357
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 226
   Tenant security deposit liabilities                                          293
   Accrued property taxes                                                       519
   Other liabilities                                                            695
   Mortgage notes payable                                                    45,712

Partners' Deficit
   General partner                                           $ (8,720)
   Limited partners (75,000 units issued and
      outstanding)                                             (6,368)      (15,088)
                                                                           $ 32,357



            See Accompanying Notes to Consolidated Financial Statements


                          CENTURY PROPERTIES FUND XVII

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                                                   Three Months Ended
                                                                        March 31,
                                                                   2003            2002
Revenues:
   Rental income                                                  $2,644          $3,289
   Other income                                                      472             441
      Total revenues                                               3,116           3,730

Expenses:
   Operating                                                       1,280           1,344
   General and administrative                                        106             127
   Depreciation                                                      761             755
   Interest                                                          908             929
   Property taxes                                                    270             238
      Total expenses                                               3,325           3,393

Net (loss) income                                                 $ (209)         $ 337

Net (loss) income allocated to general partner (11.8%)            $ (25)           $ 40
Net (loss) income allocated to limited partners (88.2%)             (184)            297

                                                                  $ (209)         $ 337

Net (loss) income per limited partnership unit                    $(2.45)         $ 3.96

            See Accompanying Notes to Consolidated Financial Statements


                          CENTURY PROPERTIES FUND XVII

               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)


                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Original capital contributions        75,000       $ --       $75,000     $ 75,000

Partners' deficit at
   December 31, 2002                  75,000     $(8,695)     $(6,184)    $(14,879)

Net loss for the three months
   ended March 31, 2003                   --         (25)        (184)        (209)

Partners' deficit at
   March 31, 2003                     75,000     $(8,720)     $(6,368)    $(15,088)

            See Accompanying Notes to Consolidated Financial Statements


                          CENTURY PROPERTIES FUND XVII

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                               Three Months Ended
                                                                   March 31,
                                                                2003          2002
Cash flows from operating activities:
  Net (loss) income                                           $ (209)        $ 337
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
     Depreciation                                                 761           755
     Amortization of loan costs                                    15            14
     Change in accounts:
      Receivables and deposits                                     28           (23)
      Other assets                                                 21          (192)
      Accounts payable                                            (11)          196
      Tenant security deposit liabilities                          (1)           (3)
      Accrued property taxes                                     (245)         (264)
      Other liabilities                                           220           (47)

            Net cash provided by operating activities             579           773

Cash flows from investing activities:
  Net (deposits to) withdrawals from restricted escrows           (15)           36
  Property improvements and replacements                         (201)         (279)

            Net cash used in investing activities                (216)         (243)

Cash flows used in financing activities:
  Payments on mortgage notes payable                             (269)         (248)

Net increase in cash and cash equivalents                          94           282

Cash and cash equivalents at beginning of period                  697         1,003

Cash and cash equivalents at end of period                     $ 791        $ 1,285

Supplemental disclosure of cash flow information:
  Cash paid for interest                                       $ 895         $ 915

At December 31, 2002, approximately $44,000 of property improvements and replacements were included in accounts payable and are included in improvements and replacements at March 31, 2003.

            See Accompanying Notes to Consolidated Financial Statements


                          CENTURY PROPERTIES FUND XVII

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XVII (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

During the three months ended March 31, 2003 and 2002, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $160,000 and $198,000 for the three months ended March 31, 2003 and 2002, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $48,000 and $61,000 for the three months ended March 31, 2003 and 2002, respectively, which is included in investment properties and general and administrative expense. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $13,000 for the three months ended March 31, 2002. During the three months ended March 31, 2003 there were reimbursements of construction management service fees previously charged of approximately $2,000. The fees are calculated based on a percentage of additions to investment properties.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. There were no Partnership management fees paid during the three months ended March 31, 2003 or 2002 since there were no distributions from operations.

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

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During 2003 and 2002, the Partnership's cost for insurance coverage and fees associated with policy claims administration provided by AIMCO and its affiliates will be approximately $175,000 and $212,000, respectively.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. On April 4, 2003, the Court preliminarily approved the settlement and scheduled a hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

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

The Partnership's investment properties consist of five apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2003 and 2002:

                                                   Average Occupancy
      Property                                      2003       2002

      Cherry Creek Gardens Apartments               67%        80%
         Englewood, Colorado
      Creekside Apartments                          86%        91%
         Denver, Colorado
      The Lodge Apartments                          74%        93%
         Denver, Colorado
      The Village in the Woods Apartments           88%        94%
         Cypress, Texas
      Cooper's Pond Apartments                      91%        94%
         Tampa, Florida

The Managing General Partner attributes the decrease in occupancy at Cherry Creek Gardens, Creekside and The Lodge Apartments to increased layoffs, military deployments and lower mortgage rates. The decrease in occupancy at The Village in the Woods Apartments is due to increased unemployment and lower mortgage rates. The decrease in occupancy at Cooper's Pond Apartments is due to a slow rental market and lower mortgage rates. The Managing General Partner is aggressively marketing Cherry Creek Gardens and The Lodge Apartments to improve occupancy.

Results of Operations

The Partnership had a net loss for the three months ended March 31, 2003 of approximately $209,000 as compared to net income of approximately $337,000 for the corresponding period of 2002. The decrease in net income was due to a decrease in total revenues, partially offset by a decrease in total expenses.

Total revenues decreased due to a decrease in rental income partially offset by an increase in other income. The decrease in rental income was due to decreases in occupancy at all of the Partnership's properties and decreases in average rental rates and increased bad debt expenses at Cherry Creek Gardens, Creekside, The Lodge and The Village in the Woods Apartments. These decreases were partially offset by a decrease in concessions at Cherry Creek Gardens, Cooper's Pond, and The Village in the Woods Apartments and increased rental rates at Cooper's Pond Apartments. The increase in other income is due to an increase in late charges at Cherry Creek Gardens and Cooper's Pond Apartments and lease cancellation fees at Cherry Creek Gardens Apartments partially offset by decreases in lease cancellation fees at Cooper's Pond Apartments.

Total expenses decreased due to decreases in operating, interest, and general and administrative expenses partially offset by an increase in property tax expense. Operating expenses decreased primarily due to decreases in advertising, property, and management fee expenses partially offset by an increase in maintenance expense. Advertising expenses decreased primarily due to reduced periodical expenses at The Village in the Woods Apartments, reduced referral fees at Creekside and The Village in the Woods Apartments and reduced newsletter expenses at Creekside Apartments. Property expenses decreased primarily due to decreased utility costs at Creekside and The Lodge Apartments and administrative salaries at Cherry Creek Apartments partially offset by increased leasing payroll expenses at The Village in the Woods Apartments. Management fees decreased due to reduced rental revenue at all of the Partnership's properties. Maintenance expenses increased primarily due to increased payroll related costs at all of the Partnership's properties, increased contract painting expenses at Cherry Creek Gardens and The Village in the Woods Apartments, and increased floor covering repairs at Cherry Creek Gardens and The Lodge Apartments. Interest expense decreased due to lower average debt balances due to principal payments on the mortgages encumbering the Partnership's properties. General and administrative expenses decreased due to a decrease in professional fees associated with the administration of the Partnership. Also included in general and administrative expenses at both March 31, 2003 and 2002 are the costs of services included in the management reimbursements to the Managing General Partner allowed under the Partnership Agreement and the costs associated with the quarterly communications with investors and regulatory agencies required by the Partnership Agreement. Property tax expense increased due to refunds of prior year taxes received during the three months ended March 31, 2002 which offset the expenses for 2002 at these properties. No such refunds were received during the three months ended March 31, 2003.

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

Liquidity and Capital Resources

At March 31, 2003, the Partnership had cash and cash equivalents of approximately $791,000 compared to approximately $1,285,000 at March 31, 2002. The increase in cash and cash equivalents of approximately $94,000 from December 31, 2002 is due to approximately $579,000 of cash provided by operating activities which was partially offset by approximately $269,000 of cash used in financing activities and approximately $216,000 of cash used in investing activities. Cash used in financing activities consisted of principal payments made on the mortgages encumbering the Partnership's properties. Cash used in investing activities consisted of property improvements and replacements and deposits to escrow accounts maintained by the mortgage lenders. The Partnership invests its working capital reserves in interest bearing accounts.

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

Cherry Creek Gardens Apartments

During the three months ended March 31, 2003, the Partnership completed approximately $22,000 of capital improvements at the property, consisting primarily of floor covering and wallcovering replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $253,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering and appliance replacements, air conditioning upgrades, roof replacement, major landscaping, pool and tennis court improvements, parking lot improvements, lighting upgrades, playground improvements, cabinet replacements and plumbing upgrades. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Creekside Apartments

During the three months ended March 31, 2003, the Partnership completed approximately $4,000 of capital improvements at the property, consisting primarily of floor covering and appliance replacements. These improvements were funded from operating cash flow and the Partnership's reserves. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $446,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering and appliance replacement, air conditioning unit replacements, sidewalk upgrades, exterior lighting, plumbing upgrades, major landscaping, fence and parking lot improvements, pool upgrades, boiler replacement, roof replacement and exterior building improvements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Lodge Apartments

During the three months ended March 31, 2003, the Partnership completed approximately $22,000 of capital improvements at the property, consisting primarily of floor covering replacements, major landscaping and exterior painting. These improvements were funded from operating cash flow and the Partnership's reserves. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $325,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering and appliance replacements, exterior painting, interior building improvements, parking lot upgrades, boiler replacement and major landscaping. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Village in the Woods Apartments

During the three months ended March 31, 2003, the Partnership completed approximately $53,000 of capital improvements at the property, consisting primarily of building and structural improvements and floor covering replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $188,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering and appliance replacements, HVAC improvements, structural upgrades, major landscaping and parking area improvements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Cooper's Pond Apartments

During the three months ended March 31, 2003, the Partnership completed approximately $56,000 of capital improvements at the property, consisting primarily of floor covering replacements and structural improvements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $405,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering, appliance and air conditioning unit replacements, office improvements, fitness center renovations, exterior painting and wood replacement, renovate clubhouse, retaining walls, pond fountains and controlled access gates. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $45,712,000 is amortized over varying periods with maturity dates ranging from September 2008 at Creekside and The Lodge Apartments, at which time balloon payments totaling approximately $11,594,000 will be due, to March 2020 at Cooper's Pond Apartments. The Managing General Partner will attempt to refinance the indebtedness at Creekside and The Lodge Apartments and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2006. Accordingly, prior to such date the Partnership will need to either sell the investment properties or extend the term of the Partnership.

No cash distributions were made during the three months ended March 31, 2003 and 2002. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital improvements to permit distributions to its partners during the remainder of 2003 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 45,243 limited partnership units (the "Units") in the Partnership representing 60.32% of the outstanding Units at March 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates or affiliates of the Managing General Partner. It is possible that AIMCO or its affiliates will acquire additional Units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 60.32% of the outstanding Units, AIMCO is in a position to influence all such voting decisions with respect to the Registrant. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder. However, DeForest Ventures I L.P., from whom AIMCO, through its merger with Insignia Financial Group, Inc., acquired 25,833.5 (approximately 34.45%) of its Units, had agreed for the benefit of non-tendering unitholders, that it would vote such
Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non tendering unit holders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates right to vote each Unit acquired.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned and the Partnership fully reserves all balances outstanding over thirty days. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. On April 4, 2003, the Court preliminarily approved the settlement and scheduled a hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

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

                  Exhibit 99, Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports  on Form 8-K filed  during the  quarter  ended  March 31,
               2003:

                  None.

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


                                    Date:  May 15, 2003

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


Date:  May 15, 2003

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


Date:  May 15, 2003

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

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Century Properties Fund XVII (the "Partnership"), for the quarterly period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  May 15, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  May 15, 2003


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.