Form 10QSB
period 2003-09-30
CENTURY PROPERTIES FUND XVII
filed 2003-11-13
CIK 356472

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                 For the quarterly period ended September 30, 2003


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

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS



                          CENTURY PROPERTIES FUND XVII

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                               September 30, 2003


Assets
   Cash and cash equivalents                                                 $ 421
   Receivables and deposits                                                     418
   Restricted escrows                                                           251
   Other assets                                                                 873
   Investment properties:
      Land                                                   $ 7,078
      Buildings and related personal property                  68,652
                                                               75,730
      Less accumulated depreciation                           (46,288)       29,442
                                                                           $ 31,405
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 311
   Tenant security deposit liabilities                                          319
   Accrued property taxes                                                       755
   Other liabilities                                                            663
   Mortgage notes payable                                                    45,157

Partners' Deficit
   General partner                                           $ (8,804)
   Limited partners (75,000 units issued and
      outstanding)                                             (6,996)      (15,800)
                                                                           $ 31,405


            See Accompanying Notes to Consolidated Financial Statements

                          CENTURY PROPERTIES FUND XVII

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                              Three Months Ended       Nine Months Ended
                                                September 30,            September 30,
                                               2003        2002        2003        2002
Revenues:
   Rental income                             $ 2,840      $ 3,147     $ 8,294     $ 9,663
  Other income                                   433          497       1,219       1,416
  Casualty gain (Note C)                          --           53          --          53
     Total revenues                            3,273        3,697       9,513      11,132

Expenses:
   Operating                                   1,586        1,218       4,261       3,756
   General and administrative                     97          104         311         332
   Depreciation                                  731          736       2,262       2,264
   Interest                                      891          918       2,702       2,771
   Property taxes                                224          250         766         746
     Total expenses                            3,529        3,226      10,302       9,869

Net (loss) income                             $ (256)      $ 471      $ (789)     $ 1,263

Net (loss) income allocated to general
   partner (11.8%)                            $ (30)       $ 56        $ (93)      $ 149
Net (loss) income allocated to limited
   partners (88.2%)                             (226)         415        (696)      1,114

                                              $ (256)      $ 471      $ (789)     $ 1,263

Net (loss) income per limited
  partnership unit                           $ (3.01)     $ 5.53      $ (9.28)    $ 14.85
Distributions per limited partnership
  unit                                         $ --       $ 7.46      $ 1.55      $ 23.37


            See Accompanying Notes to Consolidated Financial Statements

                          CENTURY PROPERTIES FUND XVII

               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Original capital contributions        75,000       $ --       $75,000     $ 75,000

Partners' deficit at
   December 31, 2002                  75,000     $(8,695)     $(6,184)    $(14,879)

Distributions to partners                 --         (16)        (116)        (132)

Net loss for the nine months
   ended September 30, 2003               --         (93)        (696)        (789)

Partners' deficit at
   September 30, 2003                 75,000     $(8,804)     $(6,996)    $(15,800)


            See Accompanying Notes to Consolidated Financial Statements

                          CENTURY PROPERTIES FUND XVII

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                Nine Months Ended
                                                                   September 30,
                                                               2003          2002
Cash flows from operating activities:
  Net (loss) income                                           $ (789)       $ 1,263
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
     Depreciation                                               2,262         2,264
     Amortization of loan costs                                    43            43
     Casualty gain                                                 --           (53)
     Bad debt expense                                             749           513
     Change in accounts:
      Receivables and deposits                                   (520)         (609)
      Other assets                                               (304)          (72)
      Accounts payable                                            (14)          (91)
      Tenant security deposit liabilities                          25             3
      Accrued property taxes                                       (9)          (13)
      Other liabilities                                           188           469
            Net cash provided by operating activities           1,631         3,717

Cash flows from investing activities:
  Insurance proceeds received                                      --            74
  Property improvements and replacements                         (912)         (992)
  Net deposits to restricted escrows                              (39)          (14)
            Net cash used in investing activities                (951)         (932)

Cash flows from financing activities:
  Payments on mortgage notes payable                             (824)         (761)
  Distributions to partners                                      (132)       (1,988)
            Net cash used in financing activities                (956)       (2,749)

Net (decrease) increase in cash and cash equivalents             (276)           36

Cash and cash equivalents at beginning of period                  697         1,003

Cash and cash equivalents at end of period                     $ 421        $ 1,039

Supplemental disclosure of cash flow information:
  Cash paid for interest                                      $ 2,668       $ 2,731

Supplemental disclosure of non-cash activity:
  Property improvements and replacements in accounts
   payable                                                     $ 88          $ --

At December 31, 2002, approximately $44,000 of property improvements and replacements were included in accounts payable and are included in property improvements and replacements at September 30, 2003.

            See Accompanying Notes to Consolidated Financial Statements

                          CENTURY PROPERTIES FUND XVII

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XVII (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $477,000 and $573,000 for the nine months ended September 30, 2003 and 2002, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $174,000 and $132,000 for the nine months ended September 30, 2003 and 2002, respectively, which are included in investment properties and general and administrative expenses. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $30,000 for the nine months ended September 30, 2003. During the nine months ended September 30, 2002 there were no such fees. The fees are calculated based on a percentage of current year additions to investment properties.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. Approximately $13,000 and $199,000 in Partnership management fees were paid along with the distributions from operations made during the nine months ended September 30, 2003 and 2002, respectively, which are included in general partner distributions.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. The Partnership has no outstanding amounts due under this line of credit. Based on present plans, the Managing General Partner does not anticipate the need to borrow in the near future.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $175,000 and $212,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Casualty Event

During the nine months ended September 30, 2002, a casualty gain was recorded at The Village in the Woods Apartments. The casualty gain resulted from a fire that occurred which destroyed one unit of the complex and damaged three others in May 2002. The gain of approximately $53,000 was the result of insurance proceeds received as of September 30, 2002 of approximately $74,000 less the net book value of the damaged assets of approximately $21,000.

Note D - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make at least one round of tender offers to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provided for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. The Managing General Partner intends to file a respondent's brief in support of the order approving settlement and entering judgment thereto.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Although the outcome of any litigation is uncertain, in the opinion of the Managing General Partner the claims will not result in any material liability to the Partnership.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

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

The Partnership's investment properties consist of five apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2003 and 2002:

                                                   Average Occupancy
      Property                                      2003       2002

      Cherry Creek Gardens Apartments               77%        84%
         Englewood, Colorado
      Creekside Apartments                          86%        88%
         Denver, Colorado
      The Lodge Apartments                          74%        91%
         Denver, Colorado
      The Village in the Woods Apartments           90%        92%
         Cypress, Texas
      Cooper's Pond Apartments                      91%        94%
         Tampa, Florida

The  Managing  General  Partner  attributes  the decrease in occupancy at Cherry
Creek Gardens and The Lodge Apartments to increased layoffs, military deployments and lower mortgage rates. The Managing General Partner is attempting to increase the occupancy of both properties by lowering rental rates and increasing marketing efforts.

The Managing General Partner attributes the decrease in occupancy at Cooper's Pond Apartments to the slowdown in the economy and increased competition in the Tampa area.

Results of Operations

The Partnership's net loss for the three and nine months ended September 30, 2003 was approximately $256,000 and $789,000, respectively, compared to net income of approximately $471,000 and $1,263,000 for the three and nine months ended September 30, 2002, respectively. The decrease in net income for both periods is due to a decrease in total revenues and an increase in total expenses. The decrease in total revenues for both the three and nine months ended September 30, 2003 is due to decreases in rental income, other income, and the recognition of a casualty gain in 2002. The decrease in rental income is due to decreases in occupancy at all of the Partnership's properties, decreases in average rental rates at four of the Partnership's properties, increases in bad debt expense at all of the Partnership's properties, and increased concessions at Cooper's Pond Apartments and The Lodge Apartments, partially offset by an increase in the average rental rate at Cooper's Pond Apartments. The decrease in other income is due to decreases in utility reimbursements at three properties, tenant reimbursements at Cherry Creek Gardens Apartments and laundry income at The Lodge Apartments, partially offset by an increase in lease cancellation fees at four properties.

During the nine months ended September 30, 2002, a casualty gain was recorded at The Village in the Woods Apartments. The casualty gain resulted from a fire that occurred which destroyed one unit of the complex and damaged three others in May 2002. The gain was the result of insurance proceeds received as of September 30, 2002 of approximately $74,000 less the net book value of the damaged assets of approximately $21,000.

The increase in total expenses for the three months ended September 30, 2003 is due to an increase in operating expenses, partially offset by decreases in interest, general and administrative, and property tax expenses. The increase in total expenses for the nine months ended September 30, 2003 is due to increases in both operating and property tax expense, partially offset by decreases in both general and administrative and interest expense. Depreciation expense remained relatively constant for both the three and nine months ended September 30, 2003. The increase in operating expense for both the three and nine months ended September 30, 2003 is primarily due to increases in contract maintenance expense at four of the Partnership's investment properties, utility expenses at three properties and advertising expense at Cherry Creek Gardens Apartments and The Lodge Apartments. The increase in operating expenses was partially offset by a decrease in property management fees as a result of reduced rental revenues at all of the Partnership's properties. Property tax expense increased for the nine months ended September 30, 2003 due to refunds of prior years taxes received during the nine months ended September 30, 2002 which offset the expenses for 2002 at Creekside Apartments and The Lodge Apartments. No such refunds were received during the three and nine months ended September 30, 2003. The decrease in property tax expense for the three months ended September 30, 2003 is primarily due to the timing and receipt of the tax bill at Cooper's Pond
Apartments, which affected the property's tax accrual. Interest expense decreased for both the three and nine months ended September 30, 2003 due to lower average debt balances due to scheduled principal payments on the mortgages encumbering the Partnership's properties.

General and administrative expenses decreased for both the three and nine months ended September 30, 2003 due to a decrease in professional fees associated with the administration of the Partnership, partially offset by an increase in the cost of services included in the management reimbursements to the Managing General Partner allowed under the Partnership Agreement. Also included in general and administrative expenses for both the three and nine months ended September 30, 2003 and 2002 are costs associated with the quarterly communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At September 30, 2003, the Partnership had cash and cash equivalents of approximately $421,000, compared to approximately $1,039,000 at September 30, 2002. The decrease in cash and cash equivalents of approximately $276,000 for the nine months ended September 30, 2003, from December 31, 2002, is due to approximately $956,000 of cash used in financing activities and approximately $951,000 of cash used in investing activities, partially offset by approximately $1,631,000 of cash provided by operating activities. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Partnership's properties and distributions to partners. Cash used in investing activities consisted of property improvements and replacements and net deposits to escrow accounts maintained by the mortgage lenders. The Partnership invests its working capital reserves in interest bearing accounts.

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

Cherry Creek Gardens Apartments

During the nine months ended September 30, 2003, the Partnership completed approximately $167,000 of capital improvements at the property, consisting primarily of air conditioning unit upgrades and appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and expects that only necessary improvements will be made during the remainder of 2003 in order to maintain occupancy at the property. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Creekside Apartments

During the nine months ended September 30, 2003, the Partnership completed approximately $75,000 of capital improvements at the property, consisting primarily of floor covering and appliance replacements. These improvements were funded from operating cash flow and replacement reserves. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $36,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of air conditioning unit upgrades and floor covering and appliance replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Lodge Apartments

During the nine months ended September 30, 2003, the Partnership completed approximately $164,000 of capital improvements at the property, consisting primarily of exterior painting, air conditioning unit upgrades, and floor covering replacement. These improvements were funded from operating cash flow and replacement reserves. The Partnership evaluates the capital improvement needs of the property during the year and expects that only necessary improvements will be made during the remainder of 2003 in order to maintain occupancy at the property. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Village in the Woods Apartments

During the nine months ended September 30, 2003, the Partnership completed approximately $382,000 of capital improvements at the property, consisting primarily of building and structural improvements, a water submetering project, and floor covering and appliance replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and expects that only necessary improvements will be made during the remainder of 2003 in order to maintain occupancy at the property. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Cooper's Pond Apartments

During the nine months ended September 30, 2003, the Partnership completed approximately $168,000 of capital improvements at the property, consisting primarily of structural improvements, sewer upgrades, and floor covering replacement. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $34,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of air conditioning unit upgrades and floor covering and appliance replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $45,157,000 is amortized over varying periods. The debt encumbering Creekside Apartments and The Lodge Apartments matures in September 2008, at which time balloon payments totaling approximately $11,594,000 will be due. The debt encumbering Cherry Creek Gardens Apartments, The Village in the Woods Apartments and Cooper's Pond Apartments matures in 2020 at which time these loans are scheduled to be fully amortized. The Managing General Partner will attempt to refinance the indebtedness at Creekside Apartments and The Lodge Apartments and/or sell the properties prior to their maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing these properties through foreclosure.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2006. Accordingly, prior to such date the Partnership will need to either sell the investment properties or extend the term of the Partnership.

The Partnership distributed the following amounts during the nine months ended September 30, 2003 and 2002 (in thousands, except per unit data):


                                     Per Limited                         Per Limited
                 Nine Months Ended   Partnership    Nine Months Ended    Partnership
                September 30, 2003       Unit       September 30, 2002       Unit

Operations             $ 132            $ 1.55            $1,988            $23.37

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 45,243 limited partnership units (the "Units") in the Partnership representing 60.32% of the outstanding Units at September 30, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. In this regard, on November 12, 2003, AIMCO Properties, L.P., commenced a tender offer to acquire 29,757 Units for a purchase price of $208.02 per Unit. Such offer expires on December 11, 2003. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 60.32% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, DeForest Ventures I L.P., from whom AIMCO, through its merger with Insignia Financial Group, Inc., acquired 25,833.5 (approximately 34.45%) of its Units, had agreed for the benefit of third party unitholders, that it would vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unit holders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

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

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment properties. These factors include, but are not limited to, changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause impairment of the Partnership's assets.

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

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make at least one round of tender offers to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provided for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. The Managing General Partner intends to file a respondent's brief in support of the order approving settlement and entering judgment thereto.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Although the outcome of any litigation is uncertain, in the opinion of the Managing General Partner the claims will not result in any material liability to the Partnership.

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

                  Exhibit 32.1, Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2003.

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


                                    Date: November 12, 2003

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

Date:  November 12, 2003

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

Date:  November 12, 2003

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Century Properties Fund XVII (the "Partnership"), for the quarterly period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  November 12, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  November 12, 2003


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.