Form 10KSB
period 2003-12-31
CENTURY PROPERTIES FUND XVII
filed 2004-03-30
CIK 356472

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   Form 10-KSB
      (Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934


                 For the fiscal year ended December 31, 2003

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

State issuer's revenues for its most recent fiscal year.  $12,546,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2003. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

                                     PART I

Item 1.     Description of Business

Century Properties Fund XVII (the "Partnership" or the "Registrant") was organized in November 1981 as a California limited partnership under the Uniform Limited Partnership Act of the California Corporations Code. Fox Partners, a California general partnership, is the general partner of the Partnership. The general partners of Fox Partners are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, Fox Realty Investors ("FRI"), a California general partnership, and Fox Partners 82, a
California general partnership. NPI Equity Investments II Inc., a Florida Corporation ("NPI Equity"), is the general partner of FRI. FCMC and NPI Equity are affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2006, unless terminated prior to such date.

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

The Partnership has no employees. The Managing General Partner is vested with full authority as to the general management and supervision of the business and affairs of the Partnership. The non-managing general partners and the Limited Partners have no right to participate in the management or conduct of such business and affairs. Property management services are provided at the Partnership's properties by an affiliate of the Managing General Partner.

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

Creekside Apartments                   10/82     Fee ownership subject    Apartment
  Denver, Colorado                               to first mortgage (1)    328 units

The Lodge Apartments                   10/82     Fee ownership subject    Apartment
  Denver, Colorado                               to first mortgage (1)    376 units

The Village in the Woods               10/82     Fee ownership subject    Apartment
  Apartments                                     to first mortgage        530 units
  Cypress, Texas

Cooper's Pond Apartments               03/83     Fee ownership subject    Apartment
  Tampa, Florida                                 to first mortgage        463 units

(1)   Property  is  owned  by  a  limited   partnership  or  limited   liability
      corporation in which the Partnership holds a 100% interest.

Schedule of Properties

Set forth below for each of the Partnership's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

                              Gross
                             Carrying   Accumulated  Depreciable  Method of      Federal
Property                      Value    Depreciation     Life    Depreciation    Tax Basis
                                 (in thousands)                               (in thousands)
Cherry Creek Gardens         $17,279      $10,504     5-30 yrs       S/L         $ 3,316
  Apartments
Creekside Apartments          11,998        7,345     5-30 yrs       S/L           2,833
The Lodge Apartments          13,731        8,374     5-30 yrs       S/L           3,157
The Village in the Woods      16,853        9,943     5-30 yrs       S/L           3,965
  Apartments
Coopers Pond Apartments       16,839       10,866     5-30 yrs       S/L           3,109
                             $76,700      $47,032                                $16,380

See "Note A - Organization and Summary of Significant Accounting Policies" to the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.

                            Principal                                         Principal
                            Balance At                                         Balance
                           December 31,    Interest    Period    Maturity      Due At
        Property               2003          Rate    Amortized     Date     Maturity (1)
                          (in thousands)                                   (in thousands)
Cherry Creek Gardens         $11,255        7.99%     20 years   01/01/20       $ --
  Apartments
Creekside Apartments           6,055        6.43%     30 years   09/01/08        5,501
The Lodge Apartments           6,707        6.43%     30 years   09/01/08        6,093
The Village in the
  Woods Apartments            13,256        8.56%     20 years   02/01/20           --
Cooper's Pond                  7,599        8.47%     20 years   03/01/20           --
  Apartments
                             $44,872                                           $11,594

(1) See "Note B - Mortgage Notes Payable" to the consolidated financial statements included in "Item 7. Financial Statements" for information with respect to the Partnership's ability to prepay these loans and other specific details about the loans.

Schedule of Rental Rates and Occupancy

Average annual rental rates and occupancy for 2003 and 2002 for each property are as follows:

                                     Average Annual             Average Annual
                                      Rental Rates                Occupancy
                                       (per unit)
Property                           2003          2002         2003          2002
Cherry Creek Gardens
 Apartments (1)                   $ 8,622      $ 9,925         80%          83%
Creekside Apartments                7,610        8,245         87%          89%
The Lodge Apartments (2)            7,186        7,535         76%          90%
The Village in the Woods
 Apartments (3)                     7,500        7,456         88%          91%
Cooper's Pond Apartments (4)        6,477        6,387         90%          94%

   (1) The Managing General Partner attributes the decrease in occupancy at Cherry Creek Gardens Apartments to increased layoffs, military deployments and lower mortgage rates. In addition, the property is undergoing rehabilitation and 51 units were down at December 31, 2003 as part of this project.

   (2) The Managing General Partner attributes the decrease in occupancy at The Lodge Apartments to increased layoffs, military deployments, and lower mortgage rates. The Managing General Partner is attempting to increase the occupancy at the property by lowering rental rates and increasing marketing efforts.

   (3) The Managing General Partner attributes the decrease in occupancy at the Village in the Woods Apartments to increased unemployment and lower mortgage rates.

   (4) The Managing General Partner attributes the decrease in occupancy at Cooper's Pond Apartments to the slowdown in the economy and increased competition in the Tampa area.

As noted under "Item 1.  Description of Business",  the real estate  industry is highly competitive. All of the Partnership's properties are subject to competition from other apartment complexes in the area. The Managing General Partner believes that all of the properties are adequately insured. The properties are apartment complexes which lease units for terms of one year or less. No tenant leases 10% or more of the available rental space. With the exception of Cherry Creek Gardens Apartments, as discussed below, all of the properties are in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Real Estate Taxes and Rates

Real estate taxes and rates in 2003 for each property were as follows:

                                          2003          2003
                                        Billing         Rate
                                     (in thousands)

Cherry Creek Gardens Apartments           $149          8.34%
Creekside Apartments                        83          6.42%
The Lodge Apartments                        89          6.42%
The Village in the Woods
  Apartments                               422          2.85%
Cooper's Pond Apartments                   236          2.38%

Capital Improvements

Cherry Creek Gardens Apartments

During the year ended December 31, 2003, the Partnership completed approximately $824,000 of capital improvements arising from the redevelopment of the property, which includes capitalization of construction period interest of approximately $47,000, real estates taxes of approximately $3,000 and other construction period expenses of approximately $15,000. Additional capital improvements consisted primarily of air conditioning unit upgrades, appliance and floor covering replacements, and structural improvements. These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner. The property is currently undergoing a redevelopment project in order to become more competitive with other properties in the area and to increase occupancy at the property. Based on current redevelopment plans, the Managing General Partner anticipates the redevelopment to be complete in May 2005 at a cost of approximately $3,600,000. The project is being funded by advances from an affiliate of the Managing General Partner. Approximately $351,000 was advanced during the year ended December 31, 2003 and approximately $761,000 was advanced subsequent to December 31, 2003 to pay for redevelopment project costs. The Partnership is currently evaluating the capital improvement needs of the property for 2004 and currently expects to budget approximately $163,000 for expenditures not related to property redevelopment and approximately $2,960,000 for property redevelopment as mentioned above. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Creekside Apartments

During the year ended December 31, 2003, the Partnership completed approximately $142,000 of capital improvements at the property, consisting primarily of roof replacement, plumbing upgrades, and appliance and floor covering replacements. These improvements were funded from operating cash flow and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for 2004 and currently expects to budget approximately $180,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Lodge Apartments

During the year ended December 31, 2003, the Partnership completed approximately $257,000 of capital improvements at the property, consisting primarily of air conditioning unit upgrades, structural improvements, exterior painting and floor covering replacement. These improvements were funded from operating cash flow and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for 2004 and currently expects to budget approximately $207,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Village in the Woods Apartments

During the year ended December 31, 2003, the Partnership completed approximately $421,000 of capital improvements at the property, consisting primarily of structural improvements, a water submetering project, exterior painting, appliance and floor covering replacements, and additional construction related to the fire which occurred in May 2002, as discussed in "Item 6. Management's Discussion and Analysis or Plan of Operation - Results of Operations". These improvements were funded from operating cash flow and insurance proceeds. The Partnership is currently evaluating the capital improvement needs of the property for 2004 and currently expects to budget approximately $292,000. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Cooper's Pond Apartments

During the year ended December 31, 2003, the Partnership completed approximately $282,000 of capital improvements at the property, consisting primarily of structural improvements, sewer upgrades, and floor covering replacement. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for 2004 and currently expects to budget approximately $255,000. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The capital improvements planned for the year 2004 at the Partnership's properties will be made only to the extent of cash available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected, at least in the short term.

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. The Managing General Partner is currently scheduled to file a brief in support of the order approving settlement and entering judgment thereto by April 23, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Discovery is currently underway.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

Item 4.     Submission of Matters to a Vote of Security Holders

The unit holders of the Registrant did not vote on any matter through the solicitation of proxies or otherwise during the quarter ended December 31, 2003.

                                     PART II

Item 5. Market for the Partnership's Common Equity and Related Security Holder Matters

The Partnership, a publicly held limited partnership, sold 75,000 Limited Partnership Units (the "Units") aggregating $75,000,000 during its offering period. The Partnership currently has 75,000 Units outstanding and 3,175 Limited Partners of record. Affiliates of the Managing General Partner owned 47,801 Units or 63.73% at December 31, 2003. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership distributed the following amounts during the years ended December 31, 2003 and 2002 (in thousands, except per unit data):

                                     Per Limited                         Per Limited
                    Year Ended       Partnership       Year Ended        Partnership
                 December 31, 2003       Unit       December 31, 2002       Unit

Operations             $132             $ 1.55           $2,401            $28.24

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit any distributions to its partners in 2004 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 47,801 Units in the Partnership representing 63.73% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 63.73% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, DeForest Ventures I L.P., from whom AIMCO, through its merger with Insignia Financial Group, Inc., acquired 25,833.5 (approximately 34.45%) of its Units, had agreed for the benefit of third party unitholders, that it would vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unit holders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Item 6.     Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership's net loss for the year ended December 31, 2003 was approximately $1,146,000 as compared to net income of approximately $1,513,000 for the year ended December 31, 2002. The decrease in net income is due to a decrease in total revenues and an increase in total expenses. The decrease in total revenues is due to decreases in both rental and other income and the recognition of a casualty gain during the year ended December 31, 2002. The decrease in rental income is primarily due to decreases in occupancy at all of the Partnership's investment properties and average rental rates at Cherry Creek Gardens Apartments, Creekside Apartments, and The Lodge Apartments, and increases in bad debt expense and concessions at all the Partnership's properties. The decrease in rental income was partially offset by increases in average rental rates at The Village in the Woods Apartments and Cooper's Pond Apartments. The decrease in other income is due to decreases in late charges at Cherry Creek Gardens Apartments, Creekside Apartments, The Village in the Woods Apartments, utility reimbursements at Creekside Apartments, The Lodge Apartments, and The Village in the Woods Apartments, lease cancellation fees at Cooper's Pond Apartments and laundry revenue at Cherry Creek Gardens Apartments and The Lodge Apartments. The decrease in other income was partially offset by an increase in lease cancellation fees at Cherry Creek Gardens Apartments, The Lodge Apartments, and The Village in the Woods Apartments and an increase in late charges at Cooper's Pond Apartments and The Lodge Apartments.

During 2002, a casualty gain of approximately $66,000 was recorded at The Village in the Woods Apartments due to a fire in May 2002. The property suffered damage to four units. The casualty gain was the result of the receipt of approximately $87,000 of insurance proceeds, approximately $56,000 of which were held on deposit with the mortgage lender at December 31, 2002 and received during 2003, and the write off of the undepreciated damaged assets of approximately $21,000.

The increase in total expenses is due to an increase in operating expenses, partially offset by decreases in interest, property tax, and general and administrative expenses. Depreciation expense remained relatively constant for the comparable periods. The increase in operating expenses is primarily due to increases in contract maintenance expense at four of the Partnership's investment properties, utility and payroll related expenses at Cooper's Pond Apartments, The Lodge Apartments, and The Village in the Woods Apartments, and advertising expense at The Lodge Apartments. The increase in operating expenses was partially offset by a decrease in property management fees at all properties. The decrease in interest expense is due to scheduled principal payments made on the mortgages encumbering the Partnership's investment properties, which reduced the carrying balance of the loans and interest capitalized at Cherry Creek Gardens Apartments due to a rehabilitation project at that property which has required 51 units to be vacated in order to expedite reconstruction (as discussed below). The decrease in property tax expense is primarily due to a decrease in the assessed value of Cherry Creek Gardens Apartments. General and administrative expenses decreased primarily due to a decrease in professional fees associated with the administration of the Partnership, partially offset by an increase in the cost of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for the years ended December 31, 2003 and 2002 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

During the year ended December 31, 2003, the Managing General Partner began a major redevelopment project at Cherry Creek Gardens Apartments. The property has had difficulty staying competitive and needed to be updated. Therefore, in an effort to increase occupancy and become competitive in the local market, a significant redevelopment project has been started and is expected to be completed in May 2005. During the construction period, certain expenses are being capitalized and depreciated over the remaining life of the property. As of December 31, 2003, approximately $47,000 of interest, approximately $3,000 of real estate taxes and approximately $15,000 of operating costs have been capitalized.

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

Liquidity and Capital Resources

At December 31, 2003, the Partnership had cash and cash equivalents of approximately $433,000, compared to approximately $697,000 at December 31, 2002. The decrease in cash and cash equivalents of approximately $264,000 is due to approximately $1,618,000 of cash used in investing activities and approximately $840,000 of cash used in financing activities, partially offset by approximately $2,194,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements and to a lesser extent, net deposits to escrow accounts maintained by the mortgage lenders, partially offset by insurance proceeds received related to the 2002 casualty at The Village in The Woods Apartments. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Partnership's properties and distributions to partners, partially offset by advances from an affiliate of the Managing General Partner. The Partnership invests its working capital reserves in interest bearing accounts.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the year ended December 31, 2003, an affiliate of the Managing General Partner advanced the Partnership approximately $351,000 to fund the redevelopment project at Cherry Creek Gardens Apartments and approximately $50,000 to fund operating expenses at Cooper's Pond Apartments. These advances bear interest at the prime rate plus 2% (6.00% at December 31, 2003). Interest expense for the year ended December 31, 2003 was approximately $1,000. At December 31, 2003, the total outstanding loans and accrued interest due to affiliates of the Managing General Partner is approximately $402,000 and is included in due to affiliates. There were no such loans advanced to the Partnership during the year ended December 31, 2002. Subsequent to December 31, 2003, an affiliate of the Managing General Partner advanced approximately $1,321,000 to the Partnership primarily to fund the redevelopment project at Cherry Creek Gardens Apartments and property taxes at The Village in the Woods Apartments.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. The Partnership is currently evaluating the capital improvement needs of the properties for the year 2004 and currently expects to budget approximately $1,097,000 for expenditures not related to the redevelopment project at Cherry Creek Gardens Apartments and approximately $2,960,000 related to the redevelopment project at Cherry Creek Gardens Apartments. Additional improvements may be considered during 2004 and will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties. The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $44,872,000 is amortized over varying periods. The debt encumbering Creekside Apartments and The Lodge Apartments matures in September 2008, at which time balloon payments totaling approximately $11,594,000 will be due. The debt encumbering Cherry Creek Gardens Apartments, The Village in the Woods Apartments, and Cooper's Pond Apartments matures in 2020 at which time the loans are scheduled to be fully amortized. The Managing General Partner will attempt to refinance the indebtedness encumbering Creekside Apartments and The Lodge Apartments and/or sell the properties prior to their maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2006. Accordingly, prior to such date the Partnership will need to either sell its investment properties or extend the term of the Partnership.

The Partnership distributed the following amounts during the years ended December 31, 2003 and 2002 (in thousands, except per unit data):

                                     Per Limited                         Per Limited
                    Year Ended       Partnership       Year Ended        Partnership
                 December 31, 2003       Unit       December 31, 2002       Unit

Operations             $132             $ 1.55           $2,401            $28.24

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit any distributions to its partners in 2004 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 47,801 limited partnership units (the "Units") in the Partnership representing 63.73% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 63.73% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, DeForest Ventures I L.P., from whom AIMCO, through its merger with Insignia Financial Group, Inc., acquired 25,833.5 (approximately 34.45%) of its Units, had agreed for the benefit of third party unitholders, that it would vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unit holders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership's significant accounting policies is included in "Note A - Organization and Summary of Significant Accounting Policies" which is included in the consolidated financial statements in "Item 7. Financial Statements". The Managing General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership's operating results and financial condition. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Partnership's accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

The Partnership's investment properties are recorded at cost, less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of a property may be impaired, the Partnership will make an assessment of its recoverability by estimating the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease.

Item 7.     Financial Statements

CENTURY PROPERTIES FUND XVII

LIST OF FINANCIAL STATEMENTS


      Report of Ernst & Young LLP, Independent Auditors

      Consolidated Balance Sheet - December 31, 2003

      Consolidated Statements of Operations - Years ended December 31, 2003 and 2002

      Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2003 and 2002

      Consolidated Statements of Cash Flows - Years ended December 31, 2003 and 2002

      Notes to Consolidated Financial Statements

              Report of Ernst & Young LLP, Independent Auditors



The Partners
Century Properties Fund XVII


We have audited the accompanying consolidated balance sheet of Century Properties Fund XVII as of December 31, 2003, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Properties Fund XVII at December 31, 2003, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.


                                                          /s/ERNST & YOUNG LLP


Greenville, South Carolina
February 27, 2004

                          CENTURY PROPERTIES FUND XVII

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2003


Assets
   Cash and cash equivalents                                                 $   433
   Receivables and deposits                                                      434
   Restricted escrows                                                            282
   Other assets                                                                  736
   Investment properties (Notes B and E):
      Land                                                    $ 7,078
      Buildings and related personal property                   69,622
                                                                76,700
      Less accumulated depreciation                            (47,032)       29,668

                                                                            $ 31,553
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 673
   Tenant security deposit liabilities                                           332
   Accrued property taxes                                                        724
   Other liabilities                                                             677
   Due to affiliates (Note D)                                                    432
   Mortgage notes payable (Note B)                                            44,872

Partners' Deficit
   General partner                                            $ (8,846)
   Limited partners (75,000 units issued and
      outstanding)                                              (7,311)      (16,157)

                                                                            $ 31,553


         See Accompanying Notes to Consolidated Financial Statements


                          CENTURY PROPERTIES FUND XVII

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)


                                                           Years Ended December 31,
                                                              2003         2002
Revenues:
   Rental income                                             $10,969      $12,695
   Other income                                                1,577        1,850
   Casualty gain (Note F)                                         --           66
      Total revenues                                          12,546       14,611

Expenses:
   Operating                                                   5,786        4,991
   General and administrative                                    407          435
   Depreciation                                                3,006        3,014
   Interest                                                    3,551        3,684
   Property taxes                                                942          974
      Total expenses                                          13,692       13,098


Net (loss) income (Note C)                                   $(1,146)     $ 1,513

Net (loss) income allocated to general partner (11.8%)       $ (135)       $ 178

Net (loss) income allocated to limited partners (88.2%)       (1,011)       1,335

                                                             $(1,146)     $ 1,513

Net (loss) income per limited partnership unit               $(13.48)     $ 17.80

Distributions per limited partnership unit                   $ 1.55       $ 28.24

         See Accompanying Notes to Consolidated Financial Statements


                          CENTURY PROPERTIES FUND XVII

           CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)


                                        Limited
                                      Partnership    General    Limited
                                         Units       Partner    Partners     Total

Original capital contributions          75,000        $ --      $75,000     $ 75,000

Partners' deficit at
   December 31, 2001                    75,000       $(8,590)   $(5,401)    $(13,991)

Distributions to partners                   --          (283)    (2,118)      (2,401)

Net income for the year ended
   December 31, 2002                        --           178      1,335        1,513

Partners' deficit at
   December 31, 2002                    75,000        (8,695)    (6,184)     (14,879)

Distributions to partners                   --           (16)      (116)        (132)

Net loss for the year ended
   December 31, 2003                        --          (135)    (1,011)      (1,146)

Partners' deficit at
   December 31, 2003                    75,000       $(8,846)   $(7,311)    $(16,157)

         See Accompanying Notes to Consolidated Financial Statements


                          CENTURY PROPERTIES FUND XVII

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                             Years Ended December 31,
                                                                2003          2002
Cash flows from operating activities:
  Net (loss) income                                           $ (1,146)     $ 1,513
  Adjustments to reconcile net (loss) income to net
   cash provided by operating activities:
     Depreciation                                                3,006         3,014
     Amortization of loan costs                                     57            58
     Casualty gain                                                  --           (66)
     Bad debt expense                                              929           702
     Change in accounts:
      Receivables and deposits                                    (772)         (929)
      Other assets                                                (181)           15
      Accounts payable                                              70            62
      Tenant security deposit liabilities                           38            (8)
      Accrued property taxes                                       (40)           (9)
      Other liabilities                                            202            49
      Due to affiliates                                             31            --

        Net cash provided by operating activities                2,194         4,401

Cash flows from investing activities:
  Property improvements and replacements                        (1,604)       (1,269)
  Net deposits to restricted escrows                               (70)          (44)
  Insurance proceeds received                                       56            31

        Net cash used in investing activities                   (1,618)       (1,282)

Cash flows from financing activities:
  Payments on mortgage notes payable                            (1,109)       (1,024)
  Advances from affiliate                                          401            --
  Distributions to partners                                       (132)       (2,401)

        Net cash used in financing activities                     (840)       (3,425)

Net decrease in cash and cash equivalents                         (264)         (306)

Cash and cash equivalents at beginning of year                     697         1,003

Cash and cash equivalents at end of year                        $ 433        $ 697

Supplemental disclosure of cash flow information:
  Cash paid for interest                                       $ 3,547      $ 3,632

Supplemental disclosure of non-cash activity:
  Insurance proceeds in receivable and deposits                 $ --          $ 56
    (Village in the Woods Apartments)
  Property improvements and replacements in accounts
    payable                                                     $ 366         $ 44

         See Accompanying Notes to Consolidated Financial Statements


                          CENTURY PROPERTIES FUND XVII

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2003


Note A - Organization and Summary of Significant Accounting Policies

Organization: Century Properties Fund XVII (the "Partnership" or the "Registrant") is a California limited partnership organized in November 1981 to acquire and operate residential apartment complexes. The Partnership currently owns five residential apartment complexes of which three are located in Colorado, and one each are located in Florida and Texas. Fox Partners, a California general partnership, is the general partner of the Partnership. The general partners of Fox Partners are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), Fox Realty Investors ("FRI"), and Fox Partners 82. NPI Equity Investments II, Inc., a Florida corporation ("NPI Equity"), is the general partner of FRI. FCMC and NPI Equity are affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2006 unless terminated prior to such date.

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

Allocation of Profits, Gains and Losses: Profits, gains and losses of the Partnership are allocated between the general partner and limited partners in accordance with the provisions of the Partnership Agreement.

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

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $237,000 at December 31, 2003 that is maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Replacement Reserve: A replacement reserve account was established in 1998 with the refinancing proceeds for Creekside Apartments and The Lodge Apartments. These funds were established to complete listed repairs and replacements. The reserve account balance at December 31, 2003 is approximately $282,000 which includes interest.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants. In addition, the Managing General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease.

Loan Costs: Loan costs of approximately $684,000, less accumulated amortization of approximately $265,000, are included in other assets in the accompanying consolidated balance sheet and are being amortized using both straight-line and accelerated methods over the lives of the related loans. Amortization of loan costs for the years ended December 31, 2003 and 2002 was approximately $57,000 and $58,000, respectively, and is included in interest expense. Amortization expense is expected to be approximately $56,000 in 2004, $55,000 in 2005, $54,000 in 2006, $52,000 in 2007 and $45,000 in 2008.

Investment Properties: Investment properties consist of five apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. Expenditures in excess of $250 that maintain an existing asset which has a useful life of more than one year are capitalized as capital replacement expenditures and depreciated over the estimated useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred. In accordance with Statement of Financial Accounting Standards Board ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were recorded in the years ended December 31, 2003 and 2002.

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity at the Partnership's incremental borrowing rate, was approximately $49,947,000 at December 31, 2003.

Segment Reporting: SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment.

Advertising Costs: Advertising costs of approximately $333,000 and $290,000 for the years ended December 31, 2003 and 2002, respectively, were charged to expense as incurred and are included in operating expenses.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications:   Certain  reclassifications  have  been  made  to  the  2002 information to conform to the 2003 presentation.

Note B - Mortgage Notes Payable

The terms of the mortgage notes payable are as follows:

                              Principal    Monthly                           Principal
                             Balance At    Payment                            Balance
                            December 31,  Including   Interest  Maturity      Due At
         Property               2003       Interest     Rate      Date       Maturity
                                 (in thousands)                           (in thousands)

Cherry Creek Gardens
  Apartments                   $11,255      $ 104      7.99%    01/01/20       $ --
Creekside Apartments             6,055         41      6.43%    09/01/08        5,501
The Lodge Apartments             6,707         45      6.43%    09/01/08        6,093
The Village in the
  Woods Apartments              13,256        126      8.56%    02/01/20           --
Cooper's Pond Apartments         7,599         72      8.47%    03/01/20           --
                               $44,872      $ 388                             $11,594

The mortgage notes payable are non-recourse and are secured by pledge of the respective apartment properties and by pledge of revenues from the respective apartment properties. Certain of the notes require prepayment penalties if repaid prior to maturity and prohibit resale of the properties subject to existing indebtedness.

Scheduled principal payments on the mortgage notes payable subsequent to December 31, 2003 are as follows (dollar amounts in thousands):

                            2004                $1,201
                            2005                 1,301
                            2006                 1,408
                            2007                 1,525
                            2008                13,174
                         Thereafter             26,263
                                               $44,872

Note C - Income Taxes

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership.

The following is a reconciliation of reported net (loss) income and Federal taxable income (in thousands, except per unit data):

                                             2003                2002
Net (loss) income as reported               $(1,146)           $ 1,513
Add (deduct):
  Depreciation differences                    1,588              1,718
  Other                                          92                (49)
  Interest expense                             (137)              (138)
Federal taxable income                       $ 397             $ 3,044

Federal taxable income per
  Limited partnership unit                  $ 4.67             $ 35.80

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

Net liabilities as reported                 $(16,157)
Land and Buildings                             7,563
Accumulated Depreciation                     (20,851)
Syndication and Distribution Costs             9,319
Original issue discount                        3,237
Other                                            608
Net liabilities - Federal tax basis         $(16,281)

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

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $623,000 and $720,000 for the years ended December 31, 2003 and 2002, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner was eligible to receive reimbursement of accountable administrative expenses amounting to approximately $237,000 and $218,000 for the years ended December 31, 2003 and 2002, respectively, which is included in investment properties and general and administrative expenses. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $48,000 and $44,000 for the years ended December 31, 2003 and 2002, respectively. The fees are calculated based upon a percentage of current year additions to the investment properties. At December 31, 2003, approximately $30,000 was owed to an affiliate for unpaid reimbursements and this amount is included in due to affiliates.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. Approximately $13,000 and $240,000 in Partnership management fees were paid along with the distributions from operations made during the years ended December 31, 2003 and 2002, respectively, which are included in general partner distributions.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the year ended December 31, 2003, an affiliate of the Managing General Partner advanced the Partnership approximately $351,000 to fund the redevelopment project at Cherry Creek Gardens Apartments and approximately $50,000 to fund operating expenses at Cooper's Pond Apartments. These advances bear interest at the prime rate plus 2% (6.00% at December 31, 2003). Interest expense for the year ended December 31, 2003 was approximately $1,000. At December 31, 2003, the total outstanding loans and accrued interest due to affiliates of the Managing General Partner is approximately $402,000 and is included in due to affiliates. There were no such loans advanced to the Partnership during the year ended December 31, 2002. Subsequent to December 31, 2003, an affiliate of the Managing General Partner advanced approximately $1,321,000 to the Partnership primarily to fund the redevelopment project at Cherry Creek Gardens Apartments and property taxes at The Village in the Woods Apartments.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $175,000 and $212,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 47,801 limited partnership units (the "Units") in the Partnership representing 63.73% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 63.73% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, DeForest Ventures I L.P., from whom AIMCO, through its merger with Insignia Financial Group, Inc., acquired 25,833.5 (approximately 34.45%) of its Units, had agreed for the benefit of third party unitholders, that it would vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unit holders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Note E - Investment Properties and Accumulated Depreciation

                                                  Initial Cost
                                                 To Partnership
                                                 (in thousands)
                                                                         Net Cost
                                                         Buildings      Capitalized
                                                        and Related   (Written Down)
                                                          Personal     Subsequent to
Description                  Encumbrances      Land       Property      Acquisition
                            (in thousands)                            (in thousands)
Cherry Creek Gardens
  Apartments                    $11,255      $ 1,320      $11,879         $ 4,080
Creekside Apartments              6,055        1,366        7,307           3,325
The Lodge Apartments              6,707        1,575        8,580           3,576
The Village in the Woods
  Apartments                     13,256        2,852       20,915          (6,914)
Cooper's Pond Apartments          7,599        1,476       12,505           2,858

Total                           $44,872      $ 8,589      $61,186         $ 6,925



                 Gross Amount At Which Carried
                     At December 31, 2003
                        (in thousands)

                           Buildings
                          And Related                          Year of
                           Personal             Accumulated   Construc-    Date   Depreciable
Description        Land    Property    Total    Depreciation     tion    Acquired    Life
                                               (in thousands)
Cherry Creek
 Gardens
 Apartments      $ 1,320    $15,959   $17,279     $10,504        1979      9/82    5-30 yrs
Creekside
 Apartments        1,366     10,632    11,998       7,345        1974     10/82    5-30 yrs
The Lodge
 Apartments        1,577     12,154    13,731       8,374        1974     10/82    5-30 yrs
The Village in
 the Woods
 Apartments        1,500     15,353    16,853       9,943        1983     10/82    5-30 yrs
Cooper's Pond
 Apartments        1,315     15,524    16,839      10,866     1979-1981    3/83    5-30 yrs
Total            $ 7,078    $69,622   $76,700     $47,032

During the year ended December 31, 2003, the Managing General Partner began a major redevelopment project at Cherry Creek Gardens Apartments. The property has had difficulty staying competitive and needed to be updated. Therefore, in an effort to increase occupancy and become competitive in the local market, a significant redevelopment project has been started and is expected to be completed in May 2005. During the construction period, certain expenses are being capitalized and depreciated over the remaining life of the property. As of December 31, 2003, approximately $47,000 of interest, approximately $3,000 of real estate taxes and approximately $15,000 of operating costs have been capitalized.

The total cost of the redevelopment is expected to be approximately $3,600,000. During the year ended December 31, 2003, the Partnership incurred costs of approximately $640,000 related to the redevelopment. It is expected that the redevelopment will continue to be funded from operating cash flow and advances from an affiliate of the Managing General Partner.

Reconciliation of "investment properties and accumulated depreciation":

                                                Years Ended December 31,
                                                  2003            2002
Real Estate                                          (in thousands)
Balance at beginning of year                    $74,774          $73,516
    Property improvements                         1,926            1,313
    Disposal of property                             --              (55)
Balance at end of year                          $76,700          $74,774

Accumulated Depreciation
Balance at beginning of year                    $44,026          $41,046
    Additions charged to expense                  3,006            3,014
    Disposal of property                             --              (34)
Balance at end of year                          $47,032          $44,026

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2003 and 2002 is approximately $84,263,000 and $82,716,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2003 and 2002, is approximately $67,883,000 and $66,466,000, respectively.

Note F - Casualty Event

During 2002, a casualty gain of approximately $66,000 was recorded at The Village in the Woods Apartments due to a fire in May 2002. The property suffered damage to four units. The casualty gain was the result of the receipt of approximately $87,000 of insurance proceeds, approximately $56,000 of which was held on deposit with the mortgage lender at December 31, 2002 and received during 2003, and the write off of the undepreciated damaged assets of approximately $21,000.

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. The Managing General Partner is currently scheduled to file a brief in support of the order approving settlement and entering judgment thereto by April 23, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Discovery is currently underway.

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

Item 8A.    Controls and Procedures

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Century Properties Fund XVII (the "Partnership" or the "Registrant") has no directors or officers. The managing general partner of the Partnership is Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"). The names and ages of, as well as the positions and offices held by, the directors and officers of the Managing General Partner are set forth below. There are no family relationships between or among any directors or officers.

Name                        Age    Position

Peter K. Kompaniez           59    Director
Martha L. Long               44    Director and Senior Vice President
Harry G. Alcock              41    Executive Vice President
Miles Cortez                 60    Executive Vice President, General Counsel
                                     and Secretary
Patti K. Fielding            40    Executive Vice President
Paul J. McAuliffe            47    Executive Vice President and Chief
                                     Financial Officer
Thomas M. Herzog             41    Senior Vice President and Chief Accounting
                                     Officer

Peter K. Kompaniez has been Director of the Managing General Partner since February 2004. Mr. Kompaniez has been Vice Chairman of the Board of Directors of AIMCO since July 1994 and was appointed President in July 1997. Mr. Kompaniez has also served as Chief Operating Officer of NHP Incorporated after it was acquired by AIMCO in December 1997. Effective April 1, 2004, Mr. Kompaniez resigned as President of AIMCO. Mr. Kompaniez will continue in his role as Director of the Managing General Partner and Vice Chairman of AIMCO's Board and will serve AIMCO on a variety of special and ongoing projects in an operating role.

Martha L. Long has been a Director and Senior Vice President of the Managing General Partner since February 2004. Ms. Long has been with AIMCO since
October 1998 and has served in various capacities. From 1998 to 2001, Ms. Long served as Senior Vice President and Controller of AIMCO and the Managing General Partner. During 2002 and 2003, Ms. Long served as Senior Vice President of Continuous Improvement for AIMCO.

Harry G. Alcock was appointed Executive Vice President of the Managing General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999. Prior to October 1999 Mr. Alcock served as a Vice President of AIMCO from July 1996 to October 1997, when he was promoted to Senior Vice President-Acquisitions where he served until October 1999. Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994.

Miles Cortez was appointed Executive Vice President, General Counsel and Secretary of the Managing General Partner in February 2004 and of AIMCO in August 2001. Prior to joining AIMCO, Mr. Cortez was the senior partner of Cortez Macaulay Bernhardt & Schuetze LLC, a Denver law firm, from December 1997 through September 2001.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the Managing General Partner in February 2004 and of AIMCO in February 2003. Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003. Ms. Fielding is responsible for securities and debt financing and the treasury department. Ms. Fielding joined AIMCO in February 1997 and served as Vice President - Tenders, Securities and Debt until January 2000.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the Managing General Partner since April 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and was appointed Chief Financial Officer of AIMCO in October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas M. Herzog was appointed Senior Vice President and Chief Accounting Officer of the Managing General Partner in February 2004 and of AIMCO in January 2004. Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002. Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 until 2000, including a two-year assignment in the real estate national office.

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of
Section 15(d) of such Act. Further, one or more of the above persons are also directors and/or officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

The board of directors of the Managing General Partner does not have a separate audit committee. As such, the board of directors of the Managing General Partner fulfills the functions of an audit committee. The board of directors has determined that Martha L. Long meets the requirement of an "audit committee financial expert".

The directors and officers of the Managing General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

Item 10.    Executive Compensation

Neither the directors nor the officers of the Managing General Partner received any remuneration from the Partnership during the year ended December 31, 2003.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding limited partnership units (the "Units") of the Registrant owned by each person who is known by the Registrant to own beneficially or exercise voting or dispositive control over more than 5% of the Registrant's Units, by each of the directors and by the directors and officers of the Managing General Partner as a group as of December 31, 2003.

                                           Amount and nature of        %
   Name of Beneficial Owner                  Beneficial Owner       of Units

   AIMCO IPLP, L.P. (formerly known as
   Insignia Properties, L.P.)                   25,833.50            34.45%
     (an affiliate of AIMCO)
   Fox Capital Management Corporation              100.00             0.13%
     (an affiliate of AIMCO)
   IPLP Acquisition I LLC                        3,369.50             4.49%
     (an affiliate of AIMCO)
   AIMCO Properties, L.P.                       18,498.00            24.66%
     (an affiliate of AIMCO)

AIMCO IPLP, L.P., Fox Capital Management Corporation and IPLP Acquisition I LLC are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, South Carolina 29602.

AIMCO Properties, L.P. is indirectly ultimately controlled by AIMCO. Its business address is 4582 S. Ulster St. Parkway, Suite 100, Denver, Colorado 80237.

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

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $623,000 and $720,000 for the years ended December 31, 2003 and 2002, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner was eligible to receive reimbursement of accountable administrative expenses amounting to approximately $237,000 and $218,000 for the years ended December 31, 2003 and 2002, respectively, which is included in investment properties and general and administrative expenses. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $48,000 and $44,000 for the years ended December 31, 2003 and 2002, respectively. The fees are calculated based upon a percentage of current year additions to the investment properties. At December 31, 2003, approximately $30,000 was owed to an affiliate for unpaid reimbursements and this amount is included in due to affiliates.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. Approximately $13,000 and $240,000 in Partnership management fees were paid along with the distributions from operations made during the years ended December 31, 2003 and 2002, respectively, which are included in general partner distributions.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the year ended December 31, 2003, an affiliate of the Managing General Partner advanced the Partnership approximately $351,000 to fund the redevelopment project at Cherry Creek Gardens Apartments and approximately $50,000 to fund operating expenses at Cooper's Pond Apartments. These advances bear interest at the prime rate plus 2% (6.00% at December 31, 2003). Interest expense for the year ended December 31, 2003 was approximately $1,000. At December 31, 2003, the total outstanding loans and accrued interest due to affiliates of the Managing General Partner is approximately $402,000 and is included in due to affiliates. There were no such loans advanced to the Partnership during the year ended December 31, 2002. Subsequent to December 31, 2003, an affiliate of the Managing General Partner advanced approximately $1,321,000 to the Partnership primarily to fund the redevelopment project at Cherry Creek Gardens Apartments and property taxes at The Village in the Woods Apartments.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $175,000 and $212,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 47,801 limited partnership units (the "Units") in the Partnership representing 63.73% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 63.73% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, DeForest Ventures I L.P., from whom AIMCO, through its merger with Insignia Financial Group, Inc., acquired 25,833.5 (approximately 34.45%) of its Units, had agreed for the benefit of third party unitholders, that it would vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unit holders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            See Exhibit Index.

      (b) Reports on Form 8-K filed during the quarter ended December 31, 2003:

            None.

Item 14.    Principal Accounting Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2004.

Audit  Fees.  The  Partnership   paid  to  Ernst  &  Young  LLP  audit  fees  of
approximately $54,000 and $53,000 for 2003 and 2002, respectively.

Tax Fees. The Partnership paid to Ernst & Young LLP fees for tax services for 2003 and 2002 of approximately $17,000 and $19,000, respectively.

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



                                    CENTURY PROPERTIES FUND XVII


                                    By:   Fox Partners
                                          General Partner

                                    By:   Fox Capital Management Corporation
                                          Managing General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                    By:   /s/Thomas M. Herzog
                                          Thomas M. Herzog
                                          Senior Vice President
                                          and Chief Accounting Officer

                                    Date: March 29, 2004


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/Peter K. Kompaniez         Director                      Date: March 29, 2004
Peter K. Kompaniez


/s/Martha L. Long             Director and Senior Vice      Date: March 29, 2004
Martha L. Long                President


/s/Thomas M. Herzog           Senior Vice President and     Date: March 29, 2004
Thomas M. Herzog              Chief Accounting Officer

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

      31.1 Certification of equivalent of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2 Certification of equivalent of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1        Certification   Pursuant  to  18  U.S.C.  Section  1350,  as
                  Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.1


                                  CERTIFICATION


I, Martha L. Long, certify that:


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

Date:  March 29, 2004

                                    /s/Martha L. Long
                                    Martha L. Long
                                    Senior   Vice   President   of  Fox  Capital
                                    Management  Corporation,  equivalent  of the
                                    chief executive officer of the Partnership

Exhibit 31.2

                                  CERTIFICATION


I, Thomas M. Herzog, certify that:


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

Date:  March 29, 2004
                                    /s/Thomas M. Herzog
                                    Thomas M. Herzog
                                    Senior Vice President and Chief
                                    Accounting Officer of Fox Capital
                                    Management Corporation, equivalent of the
                                    chief financial officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Century Properties Fund XVII (the "Partnership"), for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Thomas M. Herzog, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  March 29, 2004


                                           /s/Thomas M. Herzog
                                    Name:  Thomas M. Herzog
                                    Date:  March 29, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.