Form 10QSB
period 2004-03-31
CENTURY PROPERTIES FUND XVII
filed 2004-05-14
CIK 356472

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended March 31, 2004


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

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS



                          CENTURY PROPERTIES FUND XVII

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 2004


Assets
   Cash and cash equivalents                                                 $ 496
   Receivables and deposits                                                     506
   Restricted escrows                                                           280
   Other assets                                                                 993
   Investment properties:
      Land                                                   $ 7,078
      Buildings and related personal property                  70,860
                                                               77,938
      Less accumulated depreciation                           (47,779)       30,159
                                                                           $ 32,434
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 924
   Tenant security deposit liabilities                                          322
   Accrued property taxes                                                       438
   Other liabilities                                                            541
   Due to affiliates (Note B)                                                 2,039
   Mortgage notes payable                                                    44,580

Partners' Deficit
   General partner                                           $ (8,876)
   Limited partners (75,000 units issued and
      outstanding)                                             (7,534)      (16,410)
                                                                           $ 32,434


         See Accompanying Notes to Consolidated Financial Statements

                          CENTURY PROPERTIES FUND XVII

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                                                   Three Months Ended
                                                                        March 31,
                                                                   2004            2003
Revenues:
   Rental income                                                  $2,620          $2,644
   Other income                                                      409             472
   Casualty gain (Note C)                                             19              --
      Total revenues                                               3,048           3,116

Expenses:
   Operating                                                       1,349           1,280
   General and administrative                                         95             106
   Depreciation                                                      755             761
   Interest                                                          847             908
   Property taxes                                                    255             270
      Total expenses                                               3,301           3,325

Net loss                                                          $ (253)         $ (209)

Net loss allocated to general partner (11.8%)                     $ (30)          $ (25)
Net loss allocated to limited partners (88.2%)                      (223)           (184)

                                                                  $ (253)         $ (209)

Net loss per limited partnership unit                             $(2.97)         $(2.45)


         See Accompanying Notes to Consolidated Financial Statements

                          CENTURY PROPERTIES FUND XVII

            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Original capital contributions        75,000       $ --       $75,000     $ 75,000

Partners' deficit at
   December 31, 2003                  75,000     $(8,846)     $(7,311)    $(16,157)

Net loss for the three months
   ended March 31, 2004                   --         (30)        (223)        (253)

Partners' deficit at
   March 31, 2004                     75,000     $(8,876)     $(7,534)    $(16,410)


         See Accompanying Notes to Consolidated Financial Statements


                          CENTURY PROPERTIES FUND XVII

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                              Three Months Ended
                                                                   March 31,
                                                               2004          2003
Cash flows from operating activities:
  Net loss                                                    $ (253)       $ (209)
  Adjustments to reconcile net loss to net cash
   (used in) provided by operating activities:
     Depreciation                                                 755           761
     Amortization of loan costs                                    14            15
     Casualty gain                                                (19)           --
     Change in accounts:
      Receivables and deposits                                    (72)           28
      Other assets                                               (271)           21
      Accounts payable                                            171           (11)
      Tenant security deposit liabilities                         (10)           (1)
      Accrued property taxes                                     (286)         (245)
      Due to affiliates                                            63            --
      Other liabilities                                          (136)          220

            Net cash (used in) provided by operating
                activities                                        (44)          579

Cash flows from investing activities:
  Net withdrawals from (deposits to) restricted escrows             2           (15)
  Property improvements and replacements                       (1,170)         (201)
  Insurance proceeds received                                      23            --

            Net cash used in investing activities              (1,145)         (216)

Cash flows from financing activities:
  Payments on mortgage notes payable                             (292)         (269)
  Advances from affiliate                                       1,544            --

            Net cash provided by (used in) financing
              activities                                        1,252          (269)

Net increase in cash and cash equivalents                          63            94

Cash and cash equivalents at beginning of period                  433           697

Cash and cash equivalents at end of period                     $ 496         $ 791

Supplemental disclosure of cash flow information:
  Cash paid for interest                                       $ 873         $ 895
Supplemental disclosure of non-cash activity:
  Property improvements and replacements included
   in accounts payable                                         $ 446         $ --

At December 31, 2003 and 2002, approximately $366,000 and $44,000, respectively, of property improvements and replacements were included in accounts payable.


         See Accompanying Notes to Consolidated Financial Statements

                          CENTURY PROPERTIES FUND XVII

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XVII (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $148,000 and $160,000 for the three months ended March 31, 2004 and 2003, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner was eligible to receive reimbursement of accountable administrative expenses amounting to approximately $57,000 and $48,000 for the three months ended March 31, 2004 and 2003, respectively, which is included in investment properties and general and administrative expenses. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $13,000 for the three months ended March 31, 2004. During the three months ended March 31, 2003 there were reimbursements of construction management service fees of approximately $2,000. The fees are calculated based upon a percentage of current year additions to investment properties. At March 31, 2004, approximately $76,000 was owed to an affiliate for unpaid reimbursements and this amount is included in due to affiliates.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. There were no Partnership management fees paid during the three months ended March 31, 2004 or 2003 as there were no distributions from operations.

An  affiliate  of  the  Managing  General  Partner  has  made  available  to the
Partnership a credit line of up to $150,000 per property owned by the Partnership. During the three months ended March 31, 2004, an affiliate of the Managing General Partner exceeded this credit limit and advanced the partnership approximately $984,000 to fund the redevelopment project at Peakview Place Apartments and has committed to fund additional redevelopment costs (as discussed in "Item 2. Management's Discussion and Analysis or Plan of Operation"), approximately $425,000 to fund property taxes at The Village in the Woods Apartments and Cooper's Pond Apartments, and approximately $135,000 to fund operating expenses at The Lodge Apartments. These advances bear interest at the prime rate plus 2% (6.00% at March 31, 2004). Interest expense for the three months ended March 31, 2004 was approximately $17,000. At March 31, 2004, the total outstanding loans and accrued interest due to an affiliate of the Managing General Partner is approximately $1,963,000 and is included in due to affiliates. There were no such advances to the Partnership during the three months ended March 31, 2003.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers' compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During 2004, the Partnership anticipates its cost for insurance coverage and fees associated with policy claims administration provided by AIMCO and its affiliates will be approximately $101,000. The Partnership was charged approximately $175,000 for 2003.

Note C - Casualty Event

In October 2003, there was a fire at Cooper's Pond Apartments, causing minor damage to seven units. The property suffered damages of approximately $33,000. Insurance proceeds of approximately $23,000 were received during the three months ended March 31, 2004 to cover the damages. After writing off the undepreciated damaged asset of approximately $4,000, the Partnership recognized a casualty gain of approximately $19,000 for the three months ended March 31, 2004.

Note D - Contingencies

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. Objector is scheduled to file a reply brief no later than May 13, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Defendants have filed an answer to the Amended Complaint denying the substantive allegations. Discovery is currently underway.

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

Pursuant to a formal order of investigation received by AIMCO on March 29, 2004, the Central Regional Office of the United States Securities and Exchange Commission is conducting an investigation relating to certain matters. AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, and capitalization of expenses and payroll. AIMCO is cooperating fully. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations taken as a whole. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations taken as a whole.

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

The Partnership's investment properties consist of five apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2004 and 2003:

                                                   Average Occupancy
      Property                                      2004       2003

      Peakview Place Apartments (formerly
      Cherry Creek Gardens Apartments) (1)          80%        68%
         Englewood, Colorado
      Creekside Apartments                          85%        86%
         Denver, Colorado
      The Lodge Apartments (1)                      85%        74%
         Denver, Colorado
      The Village in the Woods Apartments (2)       78%        88%
         Cypress, Texas
      Cooper's Pond Apartments                      90%        91%
         Tampa, Florida

(1) The Managing General Partner attributes the increases in occupancy at Peakview Place Apartments and The Lodge Apartments to increased marketing and resident retention efforts.

(2) The Managing General Partner attributes the decrease in occupancy at The Village in the Woods Apartments to the soft rental market in the Houston area.

The Partnership's financial results are dependent upon a number of factors including the ability to attract and maintain tenants at the investment properties, interest rates on mortgage loans, costs incurred to operate the investment properties, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan. Further, a number of factors which are outside the control of the Partnership such as the local economic climate and weather can adversely or positively impact the Partnership's financial results.

Results of Operations

The Partnership's net loss for the three months ended March 31, 2004 and 2003 was approximately $253,000 and $209,000, respectively. The increase in net loss is due to a decrease in total revenues, partially offset by a decrease in total expenses. The decrease in total revenues is due to decreases in both rental and other income, partially offset by the recognition of a casualty gain during 2004. The decrease in rental income is primarily due to decreases in occupancy at three of the Partnership's investment properties and average rental rates at four properties, partially offset by reduced bad debt expense and increases in occupancy at Peakview Place Apartments and The Lodge Apartments and the average rental rate at The Village in the Woods Apartments. The decrease in other income is primarily due to decreases in late charges at Creekside Apartments and The Village in the Woods Apartments and lease cancellation fees at Peakview Place Apartments, partially offset by an increase in utility reimbursements at Peakview Place Apartments, The Lodge Apartments, and The Village in the Woods Apartments.

In October 2003, there was a fire at Cooper's Pond Apartments, causing minor damage to seven units. The property suffered damages of approximately $33,000. Insurance proceeds of approximately $23,000 were received during the three months ended March 31, 2004 to cover the damages. After writing off the undepreciated damaged asset of approximately $4,000, the Partnership recognized a casualty gain of approximately $19,000 for the three months ended March 31, 2004.

The decrease in total expenses is due to decreases in interest, property tax, and general and administrative expenses, partially offset by an increase in operating expenses. Depreciation expense remained relatively constant for the comparable periods. The decrease in interest expense is primarily due to scheduled principal payments made on the mortgages encumbering the Partnership's investment properties, which reduced the carrying balance of the loans, and interest capitalized at Peakview Place Apartments, due to a rehabilitation project at the property which has required 21 units to be vacated at March 31, 2004 in order to expedite reconstruction (as discussed below), partially offset by an increase in interest expense on advances from an affiliate of the Managing General Partner. The decrease in property tax expense is primarily due to a decrease in the assessed value of Peakview Place Apartments, Creekside Apartments, and The Lodge Apartments. The increase in operating expenses is primarily due to increases in contract maintenance expense at all of the Partnership's investment properties, utility expenses at Creekside Apartments and The Lodge Apartments, payroll related expenses at Cooper's Pond Apartments, Creekside Apartments, and The Lodge Apartments, and advertising expense at Peakview Place Apartments. General and administrative expense decreased due to a decrease in management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for the three months ended March 31, 2004 and 2003 are costs associated with the quarterly communications with the investors and regulatory agencies and the annual audit required by the Partnership Agreement.

During 2003, the Managing General Partner began a major redevelopment project at Peakview Place Apartments. The property has had difficulty staying competitive and needs to be updated. Therefore, in an effort to increase occupancy and become competitive in the local market, a significant redevelopment project has been started and is expected to be completed in May 2005. During the construction period, certain expenses are being capitalized and depreciated over the remaining life of the property. During the three months ended March 31, 2004 approximately $58,000 of interest, approximately $6,000 of real estate taxes and approximately $14,000 of other construction period costs were capitalized.

Liquidity and Capital Resources

At March 31, 2004, the Partnership had cash and cash equivalents of approximately $496,000, compared to approximately $791,000 at March 31, 2003. The increase in cash and cash equivalents of approximately $63,000, from December 31, 2003, is due to approximately $1,252,000 of cash provided by financing activities, partially offset by approximately $1,145,000 of cash used in investing activities and approximately $44,000 of cash used in operating activities. Cash provided by financing activities consisted of advances from an affiliate of the Managing General Partner, partially offset by payments of principal made on the mortgages encumbering the Partnership's properties. Cash used in investing activities consisted of property improvements and replacements, partially offset by proceeds received related to the casualty at Cooper's Pond Apartments and net withdrawals from escrow accounts maintained by the mortgage lenders. The Partnership invests its working capital reserves in interest bearing accounts.

An  affiliate  of  the  Managing  General  Partner  has  made  available  to the
Partnership a credit line of up to $150,000 per property owned by the Partnership. During the three months ended March 31, 2004, an affiliate of the Managing General Partner exceeded this credit limit and advanced the partnership approximately $984,000 to fund the redevelopment project at Peakview Place Apartments and has committed to fund additional redevelopment costs (as discussed below) approximately $425,000 to fund property taxes at The Village in the Woods Apartments and Cooper's Pond Apartments, and approximately $135,000 to fund operating expenses at The Lodge Apartments. These advances bear interest at the prime rate plus 2% (6.00% at March 31, 2004). Interest expense for the three months ended March 31, 2004 was approximately $17,000. At March 31, 2004, the total outstanding loans and accrued interest due to an affiliate of the Managing General Partner is approximately $1,963,000 and is included in due to affiliates. There were no such advances to the Partnership during the three months ended March 31, 2003.

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

Peakview Place Apartments

During the three months ended March 31, 2004, the Partnership completed approximately $1,069,000 of capital improvements arising from the redevelopment of the property, which includes capitalization of construction period interest of approximately $58,000, real estate taxes of approximately $6,000 and other construction period costs of $14,000. Approximately 21 units were in redevelopment and not in service at March 31, 2004. Additional capital improvements of approximately $27,000 during the three months ended March 31, 2004 consisted primarily of furniture upgrades. These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner. The property is currently undergoing a redevelopment project in order to become more competitive with other properties in the area and to increase occupancy at the property. Based on current redevelopment plans, the Managing General Partner anticipates the redevelopment to be complete in May 2005 at a total cost of approximately $3,600,000, approximately $640,000 of which was completed during 2003. The project is being funded by advances from an affiliate of the Managing General Partner. Approximately $984,000 was advanced during the three months ended March 31, 2004 to pay for redevelopment project costs. The Partnership is currently evaluating the capital improvement needs of the property for 2004 and currently expects to complete an additional $135,000 for expenditures not related to property redevelopment and approximately $1,891,000 for property redevelopment as mentioned above. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Creekside Apartments

During the three months ended March 31, 2004, the Partnership completed approximately $25,000 of capital improvements at Creekside Apartments, consisting primarily of water heater and plumbing upgrades. These improvements were funded from replacement reserves. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $155,000 in capital improvements during the remainder of 2004. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Lodge Apartments

During the three months ended March 31, 2004, the Partnership completed approximately $51,000 of capital improvements at The Lodge Apartments, consisting primarily of gutter upgrades and floor covering replacement. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $326,000 in capital improvements during the remainder of 2004, approximately $170,000 of which consists of an exterior painting project. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Village in the Woods Apartments

During the three months ended March 31, 2004, the Partnership completed approximately $49,000 of capital improvements at The Village in the Woods Apartments, consisting primarily of structural improvements, exterior painting, and floor covering replacement. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional
$243,000 in capital improvements during the remainder of 2004. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Cooper's Pond Apartments

During the three months ended March 31, 2004, the Partnership completed approximately $29,000 of capital improvements at Cooper's Pond Apartments, consisting primarily of structural improvements and floor covering replacement. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $226,000 in capital improvements during the remainder of 2004. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $44,580,000 is amortized over varying periods. The debt encumbering Creekside Apartments and The Lodge Apartments matures in September 2008, at which time balloon payments totaling approximately $11,594,000 will be due. The debt encumbering Peakview Place Apartments, The Village in the Woods Apartments, and Cooper's Pond Apartments matures in 2020 at which time the loans are scheduled to be fully amortized. The Managing General Partner will attempt to refinance the indebtedness encumbering Creekside Apartments and The Lodge Apartments and/or sell the properties prior to their maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2006. Accordingly, prior to such date the Partnership will need to either sell the investment properties or extend the term of the Partnership.

No cash distributions were made to the partners during the three months ended March 31, 2004 and 2003. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital improvement expenditures to permit any distributions to its partners during 2004 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 47,855 limited partnership units (the "Units") in the Partnership representing 63.81% of the outstanding Units at March 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 63.81% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, DeForest Ventures I L.P., from whom AIMCO, through its merger with Insignia Financial Group, Inc., acquired 25,833.5 (approximately 34.45%) of its Units, had agreed for the benefit of third party unitholders, that it would vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unit holders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. Objector is scheduled to file a reply brief no later than May 13, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Defendants have filed an answer to the Amended Complaint denying the substantive allegations. Discovery is currently underway.

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

                   Exhibit 31.1 Certification of equivalent of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                   Exhibit 31.2 Certification of equivalent of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                   Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2004.

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


                                    Date:  May 13, 2004

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

Date:  May 13, 2004

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

Date:  May 13, 2004

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Century Properties Fund XVII (the "Partnership"), for the quarterly period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Thomas M. Herzog, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  May 13, 2004


                                           /s/Thomas M. Herzog
                                    Name:  Thomas M. Herzog
                                    Date:  May 13, 2004

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.