Form 10QSB
period 2004-06-30
CENTURY PROPERTIES FUND XVII
filed 2004-08-13
CIK 356472

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 2004


[ ]   Transition Report under Section 13 or 15(d) of the Exchange Act

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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No ___


                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS



                          CENTURY PROPERTIES FUND XVII

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                  June 30, 2004


Assets
   Cash and cash equivalents                                                 $ 565
   Receivables and deposits                                                     765
   Restricted escrows                                                           422
   Other assets                                                               1,089
   Investment properties:
      Land                                                   $ 7,078
      Buildings and related personal property                  72,701
                                                               79,779
      Less accumulated depreciation                           (48,537)       31,242
                                                                           $ 34,083
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 998
   Tenant security deposit liabilities                                          320
   Accrued property taxes                                                       494
   Other liabilities                                                            588
   Due to affiliates (Note B)                                                 1,821
   Mortgage notes payable                                                    46,823

Partners' Deficit
   General partner                                           $ (8,941)
   Limited partners (75,000 units issued and
      outstanding)                                             (8,020)      (16,961)
                                                                           $ 34,083

         See Accompanying Notes to Consolidated Financial Statements

                          CENTURY PROPERTIES FUND XVII

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                              Three Months Ended       Six Months Ended
                                                   June 30,                June 30,
                                               2004        2003        2004        2003
Revenues:
   Rental income                             $ 2,633      $ 2,810     $ 5,253     $ 5,454
  Other income                                   410          314         819         786
  Casualty gain (Note C)                          --           --          19          --
     Total revenues                            3,043        3,124       6,091       6,240

Expenses:
   Operating                                   1,585        1,395       2,934       2,675
   General and administrative                     95          108         190         214
   Depreciation                                  758          770       1,513       1,531
   Interest                                      893          903       1,740       1,811
   Property taxes                                263          272         518         542
     Total expenses                            3,594        3,448       6,895       6,773

Net loss                                      $ (551)     $ (324)     $ (804)     $ (533)

Net loss allocated to general
   partner (11.8%)                            $ (65)       $ (38)      $ (95)      $ (63)
Net loss allocated to limited
   partners (88.2%)                             (486)        (286)       (709)       (470)

                                              $ (551)     $ (324)     $ (804)     $ (533)

Net loss per limited partnership unit        $ (6.48)     $ (3.81)    $ (9.45)    $ (6.27)
Distributions per limited partnership
  unit                                         $ --       $ 1.55       $ --       $ 1.55


         See Accompanying Notes to Consolidated Financial Statements

                          CENTURY PROPERTIES FUND XVII

            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Original capital contributions        75,000       $ --       $75,000     $ 75,000

Partners' deficit at
   December 31, 2003                  75,000     $(8,846)     $(7,311)    $(16,157)

Net loss for the six months
   ended June 30, 2004                    --         (95)        (709)        (804)

Partners' deficit at
   June 30, 2004                      75,000     $(8,941)     $(8,020)    $(16,961)

         See Accompanying Notes to Consolidated Financial Statements

                          CENTURY PROPERTIES FUND XVII

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                Six Months Ended
                                                                   June 30,
                                                                2004         2003
Cash flows from operating activities:
  Net loss                                                    $ (804)       $ (533)
  Adjustments to reconcile net loss to net cash (used in)
   provided by operating activities:
     Depreciation                                               1,513         1,531
     Amortization of loan costs                                    28            30
     Casualty gain                                                (19)           --
     Change in accounts:
      Receivables and deposits                                   (331)          251
      Other assets                                               (307)         (272)
      Accounts payable                                             28           (34)
      Tenant security deposit liabilities                         (12)           13
      Accrued property taxes                                     (230)         (233)
      Other liabilities                                           (89)          145
      Due to affiliates                                            (1)           --
            Net cash (used in) provided by operating
                activities                                       (224)          898
Cash flows from investing activities:
  Property improvements and replacements                       (2,794)         (505)
  Net deposits to restricted escrows                             (140)           (1)
  Insurance proceeds received                                      23            --
            Net cash used in investing activities              (2,911)         (506)
Cash flows from financing activities:
  Payments on mortgage notes payable                             (589)         (544)
  Distributions to partners                                        --          (132)
  Loan costs paid                                                 (74)           --
  Payments on advances from affiliate                          (1,524)           --
  Proceeds from mortgage note payable                           2,540            --
  Advances from affiliate                                       2,914            --
            Net cash provided by (used in) financing
              activities                                        3,267          (676)

Net increase (decrease) in cash and cash equivalents              132          (284)
Cash and cash equivalents at beginning of period                  433           697
Cash and cash equivalents at end of period                     $ 565         $ 413
Supplemental disclosure of cash flow information:
  Cash paid for interest                                      $ 1,772       $ 1,784
Supplemental disclosure of non-cash activity:
  Property improvements and replacements included
   in accounts payable                                         $ 663         $ 171

At December 31, 2003 and 2002, approximately $366,000 and $44,000, respectively, of property improvements and replacements were included in accounts payable.

         See Accompanying Notes to Consolidated Financial Statements

                          CENTURY PROPERTIES FUND XVII

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XVII (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation, the managing general partner of the Partnership, (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $295,000 and $316,000 for the six months ended June 30, 2004 and 2003, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $107,000 and $147,000 for the six months ended June 30, 2004 and 2003, respectively, which is included in investment properties and general and administrative expenses. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately
$17,000 and $48,000 for the six months ended June 30, 2004 and 2003, respectively. The fees are calculated based upon a percentage of current year additions to investment properties.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. Approximately $13,000 in Partnership management fees were paid along with distributions from operations made during the six months ended June 30, 2003. There were no Partnership management fees paid during the six months ended June 30, 2004 as there were no distributions from operations.

An  affiliate  of  the  Managing  General  Partner  has  made  available  to the
Partnership a credit line of up to $150,000 per property owned by the Partnership. During the six months ended June 30, 2004, an affiliate of the Managing General Partner exceeded this credit limit and advanced the Partnership approximately $2,226,000 to fund the redevelopment project at Peakview Place Apartments and has committed to fund additional redevelopment costs of approximately $1,650,000 (as discussed in "Item 2. Management's Discussion and Analysis or Plan of Operation"), approximately $425,000 to fund property taxes at The Village in the Woods Apartments and Cooper's Pond Apartments, and approximately $263,000 to fund capital improvements and operating expenses at The Lodge Apartments. These advances bear interest at the prime rate plus 2% (6.00% at June 30, 2004). Interest expense for the six months ended June 30, 2004 was approximately $51,000. During the six months ended June 30, 2004, the Partnership made payments of approximately $1,524,000 on the advances and approximately $22,000 in accrued interest, from proceeds from the second mortgage obtained on Cooper's Pond Apartments (as discussed in Note D). At June 30, 2004, the total outstanding loans and accrued interest due to an affiliate of the Managing General Partner is approximately $1,821,000 and is included in due to affiliates. The Partnership expects to repay these advances and related accrued interest from cash from operations during 2005. There were no such advances made to the Partnership during the six months ended June 30, 2003.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers' compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the six months ended June 30, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $101,000 and $175,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Casualty Event

In October 2003, there was a fire at Cooper's Pond Apartments, causing minor damage to seven units. The property suffered damages of approximately $33,000. Insurance proceeds of approximately $23,000 were received during the six months ended June 30, 2004 to cover the damages. After writing off the undepreciated damaged assets of approximately $4,000, the Partnership recognized a casualty gain of approximately $19,000 for the six months ended June 30, 2004.

Note D - Second Mortgage Note Payable

On June 7, 2004 the Partnership obtained a second mortgage loan on Cooper's Pond Apartments in the amount of $2,540,000. The second mortgage requires monthly payments of interest beginning August 1, 2004 until the loan matures July 1, 2007, with interest being equal to the one month LIBOR rate plus 300 basis points (4.36% at June 30, 2004). In connection with obtaining the second mortgage, loan costs of approximately $74,000 were capitalized and are included in other assets.

In connection with the new financing, the Partnership agreed to certain modifications on the existing mortgage loan encumbering Cooper's Pond Apartments. The modification of terms consisted of an interest rate of 8.77%, a monthly payment of approximately $62,000 on July 1, 2004, and monthly payments of approximately $59,000, commencing August 1, 2004 through its maturity of July 1, 2014, with a balloon payment of approximately $6,655,000 due at maturity. The previous terms consisted of monthly payments of approximately $72,000 with a stated interest rate of 8.47% through its maturity of March 1, 2020, at which time the loan was scheduled to be fully amortized.

Note E - Contingencies

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

On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Managing General Partner and Plaintiffs. No hearing has been scheduled in the matter.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations taken as a whole. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

As previously disclosed, the Central Regional Office of the United States Securities and Exchange Commission is conducting an investigation relating to certain matters. AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, and capitalization of expenses and payroll. AIMCO is cooperating fully. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations taken as a whole.
Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations taken as a whole.

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

The Partnership's investment properties consist of five apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2004 and 2003:

                                                   Average Occupancy
      Property                                      2004       2003

      Peakview Place Apartments (formerly
      Cherry Creek Gardens Apartments)              74%        73%
         Englewood, Colorado
      Creekside Apartments                          86%        86%
         Denver, Colorado
      The Lodge Apartments (1)                      86%        75%
         Denver, Colorado
      The Village in the Woods Apartments (2)       75%        90%
         Cypress, Texas
      Cooper's Pond Apartments                      93%        92%
         Tampa, Florida

(1) The Managing General Partner attributes the increase in occupancy at The Lodge Apartments to competitive pricing and increased marketing and resident retention efforts.

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

Results of Operations

The Partnership's net loss for the three and six months ended June 30, 2004 was approximately $551,000 and $804,000, respectively, as compared to approximately $324,000 and $533,000 for the three and six months ended June 30, 2003, respectively. The increase in net loss for both the three and six months ended June 30, 2004 is due to a decrease in total revenues and an increase in total expenses. The decrease in total revenues for both the three and six months ended June 30, 2004 is primarily due to a decrease in rental income. The decrease in total revenues for the three months ended June 30, 2004 was partially offset by an increase in other income. The decrease in total revenues for the six months ended June 30, 2004 was partially offset by an increase in other income and the recognition of a casualty gain. The decrease in rental income is primarily due to decreases in occupancy at The Village in the Woods Apartments and average rental rates at four of the Partnership's investment properties, partially offset by reduced bad debt expense and increases in occupancy at Cooper's Pond Apartments and The Lodge Apartments and the average rental rate at The Village in the Woods Apartments. The increase in other income for both the three and six months ended June 30, 2004 is primarily due to an increase in utility reimbursements at all of the properties, partially offset by a decrease in late charges at Peakview Place Apartments, The Lodge Apartments, and The Village in the Woods Apartments.

In October 2003, there was a fire at Cooper's Pond Apartments, causing minor damage to seven units. The property suffered damages of approximately $33,000. Insurance proceeds of approximately $23,000 were received during the six months ended June 30, 2004 to cover the damages. After writing off the undepreciated damaged assets of approximately $4,000, the Partnership recognized a casualty gain of approximately $19,000 for the six months ended June 30, 2004.

The increase in total expenses for both the three and six months ended June 30, 2004 is due to an increase in operating expenses, partially offset by decreases in interest, depreciation, property tax and general and administrative expenses. The increase in operating expenses for both the three and six months ended June 30, 2004 is primarily due to increases in utilities at Peakview Place Apartments, Creekside Apartments, and The Lodge Apartments, and payroll related and contract maintenance expenses at all of the Partnership's investment properties, partially offset by a decrease in property management fees as a result of the decrease in rental income. The decrease in interest expense for both periods is primarily due to scheduled principal payments made on the mortgages encumbering the Partnership's investment properties, which reduced the carrying balance of the loans, and interest capitalized at Peakview Place Apartments, due to a redevelopment project at the property which has required 23 units to be vacated at June 30, 2004 in order to expedite reconstruction (as discussed below), partially offset by an increase in interest expense on advances from an affiliate of the Managing General Partner. The decrease in depreciation expense for both periods is primarily a result of property improvements and replacements placed into service at Cooper's Pond Apartments, Creekside Apartments, and The Lodge Apartments in previous years becoming fully depreciated in 2004. The decrease in property tax expense is primarily due to a decrease in the assessed value of Peakview Place Apartments, Creekside Apartments, and The Lodge Apartments. The decrease in general and administrative expense is due to decreases in management reimbursements to the Managing General Partner as allowed under the Partnership Agreement and professional expenses associated with the administration of the Partnership. Also included in general and administrative expenses for the three and six months ended June 30, 2004 and 2003 are costs associated with the quarterly communications with the investors and regulatory agencies and the annual audit required by the Partnership Agreement.

During 2003, the Managing General Partner began a major redevelopment project at Peakview Place Apartments. The property has had difficulty staying competitive and needs to be updated. Therefore, in an effort to increase occupancy and become competitive in the local market, a significant redevelopment project has been started and is expected to be completed in May 2005. During the construction period, certain expenses are being capitalized and depreciated over the remaining life of the property. During the six months ended June 30, 2004, approximately $100,000 of interest, approximately $11,000 of real estate taxes, and approximately $28,000 of other construction period costs were capitalized.

Liquidity and Capital Resources

At June 30, 2004, the Partnership had cash and cash equivalents of approximately $565,000, compared to approximately $413,000 at June 30, 2003. The increase in cash and cash equivalents of approximately $132,000, from December 31, 2003, is due to approximately $3,267,000 of cash provided by financing activities, partially offset by approximately $2,911,000 of cash used in investing activities and approximately $224,000 of cash used in operating activities. Cash provided by financing activities consisted of advances from an affiliate of the Managing General Partner and proceeds from a second mortgage note obtained on Cooper's Pond Apartments, partially offset by payments of principal made on the mortgages encumbering the Partnership's properties, loan costs paid, and payments on advances from an affiliate of the Managing General Partner. Cash used in investing activities consisted of property improvements and replacements and net deposits to escrow accounts maintained by the mortgage lenders, partially offset by insurance proceeds received related to the casualty at Cooper's Pond Apartments. The Partnership invests its working capital reserves in interest bearing accounts.

An  affiliate  of  the  Managing  General  Partner  has  made  available  to the
Partnership a credit line of up to $150,000 per property owned by the Partnership. During the six months ended June 30, 2004, an affiliate of the Managing General Partner exceeded this credit limit and advanced the Partnership approximately $2,226,000 to fund the redevelopment project at Peakview Place Apartments and has committed to fund additional redevelopment costs of approximately $1,650,000 (as discussed below) approximately $425,000 to fund property taxes at The Village in the Woods Apartments and Cooper's Pond Apartments, and approximately $263,000 to fund capital improvements and operating expenses at The Lodge Apartments. These advances bear interest at the prime rate plus 2% (6.00% at June 30, 2004). Interest expense for the six months ended June 30, 2004 was approximately $51,000. During the six months ended June 30, 2004, the Partnership made payments of approximately $1,524,000 on the advances and approximately $22,000 in accrued interest, from proceeds from the second mortgage obtained on Cooper's Pond Apartments (as discussed below). At June 30, 2004, the total outstanding loans and accrued interest due to an affiliate of the Managing General Partner is approximately $1,821,000 and is included in due to affiliates. There were no such advances made to the Partnership during the six months ended June 30, 2003.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. Capital improvements planned for each of the Partnership's properties are detailed below.

Peakview Place Apartments

During the six months ended June 30, 2004, the Partnership completed approximately $2,160,000 of capital improvements arising from the redevelopment of the property, which includes capitalization of construction period interest of approximately $100,000, real estate taxes of approximately $11,000 and other construction period costs of $28,000. Approximately 23 units were in redevelopment and not in service at June 30, 2004. Additional capital improvements of approximately $90,000 during the six months ended June 30, 2004 consisted primarily of water heater and furniture upgrades. These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner. The property is currently undergoing a redevelopment project in order to become more competitive with other properties in the area in the effort to increase occupancy at the property. Based on current redevelopment plans, the Managing General Partner anticipates the redevelopment to be complete in May 2005 at a total cost of approximately $4,450,000, approximately $640,000 of which was completed during 2003. The project is being funded by advances from an affiliate of the Managing General Partner. Approximately $2,226,000 was advanced during the six months ended June 30, 2004 to pay for redevelopment project costs. The Partnership is currently evaluating the capital improvement needs of the property for 2004 and currently expects to complete an additional $73,000 for expenditures not related to property redevelopment and approximately $800,000 for property redevelopment as mentioned above. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Creekside Apartments

During  the  six  months  ended  June  30,  2004,  the   Partnership   completed
approximately $212,000 of capital improvements at Creekside Apartments, consisting primarily of exterior painting, structural improvements, water heater upgrades, and floor covering replacement. These improvements were funded from replacement reserves and operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $80,000 in capital improvements during the remainder of 2004. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Lodge Apartments

During  the  six  months  ended  June  30,  2004,  the   Partnership   completed
approximately $334,000 of capital improvements at The Lodge Apartments, consisting primarily of exterior painting, structural improvements, major landscaping, and floor covering replacement. These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $47,000 in capital improvements during the remainder of 2004. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Village in the Woods Apartments

During the six months ended June 30, 2004, the Partnership completed approximately $159,000 of capital improvements at The Village in the Woods Apartments, consisting primarily of structural improvements, exterior painting, and floor covering replacement. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional
$168,000 in capital improvements during the remainder of 2004. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Cooper's Pond Apartments

During the six months ended June 30, 2004, the Partnership completed approximately $136,000 of capital improvements at Cooper's Pond Apartments, consisting primarily of structural improvements and floor covering replacement. These improvements were funded from operating cash flow and insurance proceeds. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $147,000 in capital improvements during the remainder of 2004. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. On June 7, 2004 the Partnership obtained a second mortgage loan on Cooper's Pond Apartments in the amount of $2,540,000. The second mortgage requires monthly payments of interest beginning August 1, 2004 until the loan matures July 1, 2007, with interest being equal to the one month LIBOR rate plus 300 basis points (4.36% at June 30, 2004). In connection with obtaining the second mortgage, loan costs of approximately $74,000 were capitalized and are included in other assets on the consolidated balance sheet included in "Item 1. Financial Statements".

In connection with the new financing, the Partnership agreed to certain modifications on the existing mortgage loan encumbering Cooper's Pond Apartments. The modification of terms consisted of an interest rate of 8.77%, a monthly payment of approximately $62,000 on July 1, 2004, and monthly payments of approximately $59,000, commencing August 1, 2004 through its maturity of July 1, 2014, with a balloon payment of approximately $6,655,000 due at maturity. The previous terms consisted of monthly payments of approximately $72,000 with a stated interest rate of 8.47% through its maturity of March 1, 2020, at which time the loan was scheduled to be fully amortized.

The remaining mortgage indebtedness of approximately $36,795,000 is amortized over varying periods. The debt encumbering Creekside Apartments and The Lodge Apartments matures in September 2008, at which time balloon payments totaling approximately $11,594,000 will be due. The debt encumbering Peakview Place Apartments and The Village in the Woods Apartments matures in 2020 at which time the loans are scheduled to be fully amortized. The Managing General Partner will attempt to refinance the indebtedness encumbering Cooper's Pond Apartments, Creekside Apartments, and The Lodge Apartments and/or sell the properties prior to their maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2006. Accordingly, prior to such date the Partnership will need to either sell the investment properties or extend the term of the Partnership.

The Partnership distributed the following amounts during the six months ended June 30, 2004 and 2003 (in thousands, except per unit data):


                      Six Months      Per Limited       Six Months      Per Limited
                        Ended         Partnership         Ended         Partnership
                    June 30, 2004         Unit        June 30, 2003         Unit

Operations               $ --             $ --            $ 132            $ 1.55

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital improvement expenditures, to permit any distributions to its partners during 2004 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 47,922 limited partnership units (the "Units") in the Partnership representing 63.90% of the outstanding Units at June 30, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 63.90% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, DeForest Ventures I L.P., from whom AIMCO, through its merger with Insignia Financial Group, Inc., acquired 25,833.5 (approximately 34.45%) of its Units, had agreed for the benefit of third party unitholders, that it would vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unit holders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

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

On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Managing General Partner and Plaintiffs. No hearing has been scheduled in the matter.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations taken as a whole. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a) Exhibits:

                  See Exhibit Index.

            b) Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2004.

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



                                    CENTURY PROPERTIES FUND XVII


                                    By:   FOX PARTNERS
                                          Its General Partner


                                    By:   FOX CAPITAL MANAGEMENT CORPORATION
                                          Its Managing General Partner

                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                    By:   /s/Stephen B. Waters
                                           Stephen B. Waters
                                           Vice President


                                    Date:  August 12, 2004

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

      10.4 Form of Allonge and Amendment to Multifamily Note dated June 7, 2004, by and among Century Properties Fund XVII, a
                  California limited partnership, GMAC Commercial Mortgage Corporation, and Federal Home Loan Mortgage Corporation.*

      10.5        Form of  Multifamily  Note dated June 7, 2004,  by and between
                  Century   Properties   Fund   XVII,   a   California   limited
                  partnership, and GMAC Commercial Mortgage Bank.*

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


      32.1        Certification   Pursuant  to  18  U.S.C.  Section  1350,  as
                  Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


                  *Schedules and supplemental materials to the exhibit have been omitted but will be provided to the Securities and Exchange Commission upon request.

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:  August 12, 2004

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

I, Stephen B. Waters, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Century Properties Fund XVII;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:  August 12, 2004

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of Fox Capital
                                    Management Corporation, equivalent
                                    of the chief financial officer of
                                    the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Century Properties Fund XVII (the "Partnership"), for the quarterly period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  August 12, 2004


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  August 12, 2004

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

                                                                    Exhibit 10.4


                                          Old Freddie Mac Loan Number: 002682850
                                          New Freddie Mac Loan Number: 002709554
                                          Cooper's Pond Apartments


                    ALLONGE AND AMENDMENT TO MULTIFAMILY NOTE
                           (Cooper's Pond Apartments)

      ALLONGE AND AMENDMENT dated effective as of June 7, 2004 (this "Allonge"), to the Multifamily Note dated as of February 11, 2000 (the "Note"), in the original principal amount of Eight Million Three Hundred Thousand and 00/100 Dollars ($8,300,000.00), executed by CENTURY PROPERTIES FUND XVII, a California limited partnership, doing business in Florida as Century Properties Fund XVII, Ltd., as "Borrower", to the order of GMAC COMMERCIAL MORTGAGE CORPORATION, a California corporation ("Original Lender"), and assigned by Original Lender to and currently held by the FEDERAL HOME LOAN MORTGAGE CORPORATION as "Lender".

For valuable consideration, the receipt and sufficiency are hereby acknowledged, Borrower and Lender hereby amend the Note as follows:

1. From and after the effective date of this Allonge until the Initial Maturity Date, interest will accrue on the outstanding principal amount of the Note at the annual rate of eight and seventy-seven hundredths percent (8.77%);

2. As of the effective date of this Allonge, the unpaid principal balance of the
Note is $7,487,714.20. The monthly installment of principal and interest payable by Borrower on July 1, 2004, shall be in the amount of $61,703.74, reflecting interest at the rate originally provided for in the Note from June 1, 2004 to the effective date of this Allonge and interest at the rate provided for in section 1 of this Allonge for the remainder of the month of June 2004. Paragraph 3(b) of the Note is modified to provide that beginning August 1, 2004, and on the first day of each consecutive and successive month thereafter until the Maturity Date, Borrower will pay monthly installment of principal and interest under the Note in the amount of Fifty-Nine Thousand One Hundred Sixty-One and 73/100 Dollars ($59,161.73).

3. The "Maturity Date" provided for in Paragraph 3(c) of the Note is revised to July 1, 2014, subject to the provisions of new Paragraph 22 of the Note set forth below.

4. Paragraph 10(b) of the Note is revised by deleting "one hundred eighty (180) days" and substituting "zero (0) days".

5. Subparagraph 10(c)(1) of the Note is revised to provide that the Yield Maintenance Period will end on July 1, 2014.

6. For the purposes of computing the Assumed Reinvestment Rate under Paragraph 10 of the Note, the applicable U.S. Treasury Security is revised to the 11.25% U.S. Treasury Security due February 15, 2015.

7. A new Paragraph 22 is added to the Note as follows:

      22. Extension of Maturity Date. So long as the Maturity Date has not occurred prior to July 1, 2014 (for the purposes of this Paragraph 22, the "Initial Maturity Date"), the Indebtedness is not paid in full on the Initial Maturity Date, and no other Event of Default, or event or circumstances which, with the giving of notice or passage of time, or both, could constitute an Event of Default, exists on the Initial Maturity Date, then the date for full payment of the Indebtedness automatically shall be extended for a period of twelve (12) months (the "Extension
      Period") until July 1, 2015, or any earlier date on which the unpaid principal balance of this Note becomes due and payable by acceleration or otherwise (the "Extended Maturity Date"). Principal and interest shall be payable during the Extension Period, in immediately available funds, as follows:

            (a) On the Initial Maturity Date, Borrower must make the regularly scheduled monthly payment set forth in Paragraph 3(b).

            (b) During the Extension Period, interest will accrue on the unpaid principal balance of this Note at the "Adjustable Interest Rate" (hereinafter defined). Notwithstanding anything in this Note that may be to the contrary, during the Extension Period, interest under this Note shall be computed, due and payable on the basis of a 360-day year and the actual number of days in the month for which interest is being calculated (divide the annual interest by 360, and multiply the quotient by the number of days in the month for which interest is being calculated), notwithstanding that the amount of any monthly payment of principal and interest may be calculated on a "30/360" basis. The amount payable as interest, or allocated to interest, will vary depending upon the number of days in the month for which interest is being calculated, in addition to varying as the Adjustable Interest Rate varies.

            (c) During the Extension Period, consecutive monthly installments of principal and interest shall be payable on the first day of each month beginning on August 1, 2014, and continuing during the Extension Period until the Extended Maturity Date. The date on which a monthly installment of principal and interest is due pursuant to this Section 23(c) is referred to as that installment's "Installment Due Date". The amount of the monthly installment of principal and interest payable on an Installment Due Date, and the portion thereof attributable to principal and the portion thereof attributable to interest, shall be calculated so as to equal the monthly payment amount which would be payable on the Installment Due Date, and allocation thereof between principal and interest, as if the unpaid principal balance of this Note as of the first day of the calendar month preceding the Installment Due Date, together with interest thereon at the Adjustable Interest Rate in effect on the first day of the calendar month preceding the Installment Due Date, were to be fully amortized (using an actual/360 method of computing interest) in equal monthly payments paid on the first day of each calendar month over an assumed amortization period commencing on the first day of the calendar month preceding the Installment Due Date and ending on the first day of the 360th full calendar month following the date of this Note. Alternatively, Lender may calculate the monthly installment amount on a "30/360" basis but allocate first to interest the amount due using an actual/360 method of computing interest and the balance to principal. Lender shall provide Borrower with Notice of the amount of each monthly installment due hereunder.

            (d) Any accrued interest remaining past due for 30 days or more may, at Lender's discretion, be added to and become part of the unpaid principal balance and shall bear interest at the rate or rates specified in this Note, and any reference to "accrued interest" shall refer to accrued interest which has not become part of the unpaid principal balance. All unpaid Indebtedness shall be due and payable in full on the Extended Maturity Date. The unpaid principal balance shall continue to bear interest after the Extended Maturity Date at the Default Rate set forth in Paragraph 22(j) until and including the date on which it is paid in full.

            (e) Any regularly scheduled monthly installment payable pursuant to Paragraph 22(c) that is received by Lender before the Installment Due Date shall be deemed to have been received on the Installment Due Date solely for the purpose of calculating interest due.

            (f) If Lender at any time determines that it has miscalculated the Adjustable Interest Rate or the amount of any monthly installment, then Lender shall give Notice to Borrower of the corrected Adjustable Interest Rate and corrected installments. If Borrower has paid one or more monthly installments calculated at the incorrect Adjustable Interest Rate or calculated incorrectly and (i) if the corrected Adjustable Interest Rate or corrected installment results in an increase in the applicable monthly payment(s), Borrower, within 10 calendar days after receipt of the Notice from Lender, shall pay to Lender any sums that Borrower would have otherwise been obligated to pay to Lender under this Note had the amount of the Adjustable Interest Rate or monthly installment not been miscalculated, or (ii) if the corrected Adjustable Interest Rate or monthly installment results in an overpayment having been made by Borrower, then the amount of the overpayment shall be credited to the next installment(s) of principal and interest due under this Note (or, if an Event of Default has occurred and is continuing, such overpayment shall be credited against any amount owing by Borrower to Lender).

            (g) In accordance with this Note, interest charged hereunder cannot exceed the maximum amount of interest allowed by applicable law. The rate of interest which results in the maximum amount of interest allowed by applicable law is referred to as the "Maximum Rate". If the Applicable Interest Rate at any time exceeds the Maximum Rate, resulting in the charging of interest hereunder to be limited to the Maximum Rate, then any subsequent reduction in the Applicable Interest Rate shall not reduce the rate at which interest under this Note accrues until the total amount of interest accrued hereunder equals the amount of interest which would have accrued had the Applicable Interest Rate at all times been in effect.

            (h) During the Extension Period, Borrower may pay the entire unpaid Indebtedness on any Business Day designated as the date for such payment in a written notice from Borrower to Lender given at least 30 days prior to the date of such payment. No prepayment premium will be payable by Borrower during the Extension Period.

            (i) The following defined terms are added to this Note:

                  (i) "Adjustable Interest Rate" means the variable per annum rate at which interest will accrue on the outstanding principal balance of this Note. The Adjustable Interest Rate applicable during any Interest Adjustment Period will equal the Index Rate, truncated at the fifth (5th) decimal place if necessary, for such Interest Adjustment Period, plus the Margin.

                  (ii) "Margin" means two and one-half (2.5) percentage points (250 basis points).

                  (iii) "Index Rate" means, for any Interest Adjustment Period, the Reference Bill(R) Index Rate for such Interest Adjustment Period. However, if Freddie Mac has not conducted a Reference Bill auction within the 60-calendar day period prior to the first day of an Interest Adjustment Period, the Index Rate for such Interest Adjustment Period will be the LIBOR Index Rate for such Interest Adjustment Period minus one-tenth of one percentage point.

                  (iv) "Interest Adjustment Period" means each successive one calendar month beginning on the Initial Maturity Date and continuing until the entire Indebtedness is paid in full.

                  (v) "LIBOR  Index"  means the  British  Bankers  Association's
                  (BBA) one month LIBOR Rate for United States Dollar (may be displayed as "USD") deposits, as displayed on the LIBOR Index Page used to establish the LIBOR Index Rate, as more fully set forth below.

                  (vi) "LIBOR Index Rate" means, for any Interest Adjustment Period after the first Interest Adjustment Period, the British Bankers Association's (BBA) LIBOR Rate for the LIBOR Index, as of 11:00 a.m. (London time) on the second London Banking Day preceding the first day of such Interest Adjustment Period, as such LIBOR Rate is displayed on the LIBOR Index Page. The LIBOR Index Rate for the first Interest Adjustment Period means the British Bankers Association's (BBA) LIBOR Rate for the LIBOR Index, as of 11:00 a.m. (London time) on the second London Banking Day preceding the first day of the month in which the first Interest Adjustment Period begins, as such LIBOR Rate is displayed on the LIBOR Index Page. The "LIBOR Index Page" is the Bloomberg L.P., page "BBAM", or such other page for the LIBOR Index as may replace page BBAM on that service, or at the option of Lender (i) the applicable page for the LIBOR Index on another service which electronically transmits or displays BBA LIBOR Rates, or (ii) any publication of LIBOR rates available from the BBA. In the event the BBA ceases to set or publish a LIBOR rate/interest settlement rate for the LIBOR Index, Lender will designate an alternative index, and such alternative index shall constitute the LIBOR Index Rate. A "London Banking Day" is any day on which banks are open for dealing in interbank deposits in London.

                  (vii)  "Reference   Bills(R)"  means  the  unsecured   general
                  obligations of Freddie Mac designated by Freddie Mac as "Reference Bills(R)" and having original duration to maturity most comparable to the term of the Reference Bill Index, and issued by Freddie Mac at regularly scheduled auctions. In the event Freddie Mac shall at any time cease to designate any unsecured general obligations of Freddie Mac as "Reference Bills", then at the option of Lender (i) Lender may select from time to time another unsecured general obligation of Freddie Mac having original duration to maturity most comparable to the term of the Reference Bill Index and issued by Freddie Mac at regularly scheduled auctions, and the term "Reference Bills" as used in this Note shall mean such other unsecured general obligations as selected by Lender; or (ii) for any one or more Interest Adjustment Periods, Lender may use the applicable LIBOR Index Rate as the Index Rate for such Interest Adjustment Period(s).

                  (viii)  "Reference  Bill Index" means the one-month  Reference
                  Bills.   One-month   Reference   Bills  have   maturities   of
                  approximately 30 days.

                  (ix) "Reference Bill Index Rate" means, for any Interest Adjustment Period after the first Interest Adjustment Period, the Money Market Yield for the Reference Bills as established by the Reference Bill auction conducted by Freddie Mac most recently preceding the first day of such Interest Adjustment Period, as displayed on the Reference Bill Index Page. The Reference Bill Index Rate for the first Interest Adjustment Period means the Money Market Yield for the Reference Bills as established by the Reference Bill auction conducted by Freddie Mac most recently preceding the first day of the month in which the first Interest Adjustment Period begins, as displayed on the Reference Bill Index Page. The "Reference Bill Index Page" is the Freddie Mac Debt Securities Web Page (accessed via the Freddie Mac internet site at www.freddiemac.com), or at the option of Lender, any publication of Reference Bills auction results available from Freddie Mac.

            (j) Notwithstanding anything else in this Note to the contrary, during the Extension Period and thereafter, the Default Rate will equal the greater of the amount calculated pursuant to Paragraph 8 and four (4) percentage points above the Adjustable Interest Rate, but in no event more than the Maximum Rate.

            (k) Notwithstanding anything in Paragraph 10 that may be deemed to be to the contrary, the Yield Maintenance Period expires on the Initial Maturity Date and any prepayment of principal prior to the Initial Maturity Date must be accompanied by the applicable prepayment premium.

            (l) If the Extension Period becomes effective, during the Extension Period and thereafter, any references to the "Maturity Date" of the Note in any other Loan Document shall be deemed to mean the Extended Maturity Date.

            (m) Anything in Section 21 of the Security Instrument to the contrary notwithstanding, Borrower will not request that Lender consent to, and Lender will not consent to, a Transfer during the Extension Period.

8. From and after the effective date of this Allonge: (i) references in the Note and the other Loan Documents to the "Security Instrument" mean the Security Instrument dated as of the date of the Note, as amended by the First Amendment to Security Instrument dated as of the date of this Allonge, and (ii) references in the Loan Documents to the "Note" mean the Note as amended by this Allonge.

9. The Note remains in full force and effect and, except as amended hereby, unmodified. This Allonge is not intended as a discharge, substitution or novation of the indebtedness of the Note. Borrower hereby confirms that it has no defenses or offsets of any kind against any of the indebtedness due under the Note as modified and amended by this Allonge.

10. Guarantor has signed this Allonge to confirm that its Guaranty remains in full force and effect and extends to the Note as amended by this Allonge and to the Security Instrument as amended. Borrower and Guarantor acknowledge that the request that Lender accept and execute this Allonge is within the scope of Paragraph 9(e)(3) of the Note.

11. This Allonge is intended to be executed on multiple counterpart signature pages. Signature Pages Follow

In Witness Whereof, the undersigned have executed this Allonge and Amendment to Multifamily Note as of the effective date provided for therein.

                                    BORROWER:

                                    CENTURY  PROPERTIES  FUND XVII, a California
                                       limited  partnership,  doing  business in
                                       Florida as Century  Properties Fund XVII,
                                       Ltd.

                                    By:  Fox Partners, a California general
                                           partnership, its general partner

                                    By: Fox Capital Management Corporation, a
                                        California corporation, its general
                                        partner



                                    By:   /s/Patti K. Fielding
                                          Patti K. Fielding
                                          Executive Vice President


In Witness Whereof, the undersigned has executed this Allonge and Amendment to Multifamily Note as of the effective date provided for therein.

                                    LENDER:

                                    FEDERAL HOME LOAN MORTGAGE CORPORATION
                                    By:
                                    Name:
                                    Title:

                                    SEEN AND AGREED:

                                    GUARANTOR:

                                    AIMCO PROPERTIES, L.P., a Delaware limited partnership

                                   By: AIMCO-GP, Inc., a Delaware corporation, its general partner




                                   By:   /s/Patti K. Fielding
                                         Patti K. Fielding
                                         Executive Vice President

                                                                    Exhibit 10.5



                                                      FHLMC Loan No. 002709570
                                                      Cooper's Pond Apartments

                                MULTIFAMILY NOTE
                          MULTISTATE - ADJUSTABLE RATE
                              REVISION DATE 3-25-04

US $2,540,000.00                            Effective Date:   as of June 7, 2004

      FOR VALUE RECEIVED, the undersigned (together with such party's or parties' successors and assigns, "Borrower"), jointly and severally (if more than one) promises to pay to the order of GMAC COMMERCIAL MORTGAGE BANK, a Utah industrial bank the principal sum of Two Million Five Hundred Forty Thousand and 00/100 Dollars (US $2,540,000.00), with interest on the unpaid principal balance as hereinafter provided.

1.    Defined Terms.

(a) As used in this Note:

            "Adjustable Interest Rate" means the variable annual interest rate calculated for each Interest Adjustment Period so as to equal the Index Rate for such Interest Adjustment Period (truncated at the fifth (5th) decimal place if necessary) plus the Margin. However, in no event will the Adjustable Interest Rate exceed the Capped Interest Rate.

            "Amortization Period" means a period of -0- full consecutive calendar months.

            "Base Recourse" means a portion of the Indebtedness equal to zero percent (0%) of the original principal balance of this Note.

            "Business Day" means any day other than a Saturday, a Sunday or any other day on which Lender is not open for business.

            "Capped Interest Rate" is not applicable, there is no Capped Interest Rate for the Loan.

            "Default Rate" means a variable  annual  interest rate equal to four
            (4) percentage points above the Adjustable Interest Rate in effect from time to time. However, at no time will the Default Rate exceed the Maximum Interest Rate.

            "Index  Rate"  means,  for  any  Interest   Adjustment  Period,  the
            Reference Bill(R) Index Rate for such Interest Adjustment Period.

            "Installment Due Date" means, for any monthly installment of interest only or principal and interest, the date on which such monthly installment is due and payable pursuant to Section 3 of this Note. The "First Installment Due Date" under this Note is August 1, 2004.

            "Interest Adjustment Period" means each successive one calendar month period until the entire Indebtedness is paid in full, except that the first Interest Adjustment Period is the period from the date of this Note through June 30, 2004. Therefore, the second Interest Adjustment Period shall be the period from July 1, 2004 through July 31, 2004, and so on until the entire Indebtedness is paid in full.

            "Lender" means the holder from time to time of this Note.

            "LIBOR Index" means the British Bankers Association's (BBA) one (1) month LIBOR Rate for United States Dollar deposits, as displayed on the LIBOR Index Page used to establish the LIBOR Index Rate.

            "LIBOR Index Rate" means, for any Interest Adjustment Period after the first Interest Adjustment Period, the BBA's LIBOR Rate for the LIBOR Index released by the BBA most recently preceding the first day of such Interest Adjustment Period, as such LIBOR Rate is displayed on the LIBOR Index Page. The LIBOR Index Rate for the first Interest Adjustment Period means the British Bankers Association's (BBA) LIBOR Rate for the LIBOR Index released by the BBA most recently preceding the first day of the month in which the first Interest Adjustment Period begins, as such LIBOR Rate is displayed on the LIBOR Index Page. "LIBOR Index Page" is the Bloomberg L.P., page "BBAM", or such other page for the LIBOR Index as may replace page BBAM on that service, or at the option of Lender
            (i) the applicable page for the LIBOR Index on another service which electronically transmits or displays BBA LIBOR Rates, or (ii) any publication of LIBOR rates available from the BBA. In the event the BBA ceases to set or publish a LIBOR rate/interest settlement rate for the LIBOR Index, Lender will designate an alternative index, and such alternative index shall constitute the LIBOR Index Rate.

            "Loan" means the loan evidenced by this Note.

            "Lockout Period" is not applicable, there is no Lockout Period under this Note.

            "Margin" means three (3.00) percentage points (300 basis points).

            "Maturity Date" means the earlier of (i) July 1, 2007 (the "Scheduled Maturity Date"), and (ii) the date on which the unpaid principal balance of this Note becomes due and payable by acceleration or otherwise pursuant to the Loan Documents or the exercise by Lender of any right or remedy under any Loan Document.

            "Maximum Interest Rate" means the rate of interest that results in the maximum amount of interest allowed by applicable law.

            "Reference Bills(R)" means the unsecured general obligations of the Federal Home Loan Mortgage Corporation ("Freddie Mac") designated by Freddie Mac as "Reference Bills(R)" and having original durations to maturity most comparable to the term of the Reference Bill Index, and issued by Freddie Mac at regularly scheduled auctions. In the event Freddie Mac shall at any time cease to designate any unsecured general obligations of Freddie Mac as "Reference Bills", then at the option of Lender (i) Lender may select from time to time another unsecured general obligation of Freddie Mac having original durations to maturity most comparable to the term of the Reference Bill Index and issued by Freddie Mac at regularly scheduled auctions, and the term "Reference Bills" as used in this Note shall mean such other unsecured general obligations as selected by Lender; or (ii) for any one or more Interest Adjustment Periods, Lender may use the applicable LIBOR Index Rate as the Index Rate for such Interest Adjustment Period(s).

            "Reference  Bill  Index"  means  the  one  month  Reference   Bills.
            One-month reference bills have original durations to maturity of approximately 30 days.

            "Reference Bill Index Rate" means, for any Interest Adjustment Period after the first Interest Adjustment Period, the Money Market Yield for the Reference Bills as established by the Reference Bill auction conducted by Freddie Mac most recently preceding the first day of such Interest Adjustment Period, as displayed on the Reference Bill Index Page. The Reference Bill Index Rate for the first Interest Adjustment Period means the Money Market Yield for the Reference Bills as established by the Reference Bill auction conducted by Freddie Mac most recently preceding the first day of the month in which the first Interest Adjustment Period begins, as displayed on the Reference Bill Index Page. The "Reference Bill Index Page" is the Freddie Mac Debt Securities Web Page (accessed via the Freddie Mac internet site at www.freddiemac.com), or at the option of Lender, any publication of Reference Bills auction results available from Freddie Mac. However, if Freddie Mac has not conducted a Reference Bill auction within the 60-calendar day period prior to the first day of an Interest Adjustment Period, the Reference Bill Index Rate for such Interest Adjustment Period will be the LIBOR Index Rate for such Interest Adjustment Period.

            "Remaining Amortization Period" means, at any point in time, the number of consecutive calendar months equal to the number of months in the Amortization Period minus the number of scheduled monthly installments of principal and interest that have elapsed since the date of this Note.

            "Security Instrument" means the multifamily mortgage, deed to secure debt or deed of trust effective as of the effective date of this Note, from Borrower to or for the benefit of Lender and securing this Note.

            "Window Period" means the three (3) consecutive calendar month period prior to the Scheduled Maturity Date.

            "Yield Maintenance Period" means the period from and including the day following the expiration of the Lockout Period (or if there is no Lockout Period, from and including the date of this Note) until but not including N/A.

(b) Other capitalized terms used but not defined in this Note shall have the meanings given to such terms in the Security Instrument.

2. Address for Payment. All payments due under this Note shall be payable at c/o GMAC Commercial Mortgage Corporation, 200 Witmer Road, P.O. Box 809, Horsham, Pennsylvania 19044, Attn:
                  Servicing-Account Manager, or such other place as may be designated by Notice to Borrower from or on behalf of Lender.

3.                Payments.

(a) Interest will accrue on the outstanding principal balance of this Note at the Adjustable Interest Rate, subject to the provisions of Section 8 of this Note.

(b) Interest under this Note shall be computed, payable and allocated on the basis of an actual/360 interest calculation schedule (interest is payable for the actual number of days in each month, and each month's interest is calculated by multiplying the unpaid principal amount of this Note as of the first day of the month for which interest in being calculated by the applicable Adjustable Interest Rate, dividing the product by 360, and multiplying the quotient by the number of days in the month for which interest is being calculated). For convenience in determining the amount of a monthly installment of principal and interest under this Note, Lender will use a 30/360 interest calculation payment schedule (each year is treated as consisting of twelve 30-day months). However, as provided above, the portion of the monthly installment actually payable as and allocated to interest will be based upon an actual/360 interest calculation schedule, and the amount of each installment attributable to principal and the amount attributable to interest will vary based upon the number of days in the month for which such installment is paid. Each monthly payment of principal and interest will first be applied to pay in full interest due, and the balance of the monthly payment paid by Borrower will be credited to principal.

(c) Unless disbursement of principal is made by Lender to Borrower on the first day of a calendar month, interest for the period beginning on the date of disbursement and ending on and including the last day of such calendar month shall be payable by Borrower simultaneously with the execution of this Note. If disbursement of principal is made by Lender to Borrower on the first day of a calendar month, then no payment will be due from Borrower at the time of the execution of this Note. The Installment Due Date for the first monthly installment payment under Section 3(d) of interest only or principal and interest, as applicable, will be the First Installment Due Date set forth in Section 1(a) of this Note. Except as provided in this
                  Section 3(c) and in Section 10, accrued interest will be payable in arrears.

(d) Beginning on the First Installment Due Date, and continuing until and including the monthly installment due on the Maturity Date, accrued interest only shall be payable by Borrower in consecutive monthly installments due and payable on the first day of each calendar month. The amount of the monthly installment of interest only payable pursuant to this
                  Section 3(d) on an Installment Due Date shall equal the product of (i) annual interest on the unpaid principal balance of this Note as of the first day of the Interest Adjustment Period immediately preceding the Installment Due Date at the Adjustable Interest Rate in effect for such Interest Adjustment Period, divided by 360, multiplied by (ii) the number of days in such Interest Adjustment Period.

(e)               All  remaining  Indebtedness,   including  all  principal  and
                  interest, shall be due and payable by Borrower on the Maturity Date.

(f) Lender shall provide Borrower with notice, given in the manner specified in the Security Instrument, of the amount of each monthly installment due under this Note. However, if Lender has not provided Borrower with prior notice of the monthly payment due on any Installment Due Date, then Borrower shall pay on that Installment Due Date an amount equal to the monthly installment payment for which Borrower last received notice. If Lender at any time determines that Borrower has paid one or more monthly installments in an incorrect amount because of the operation of the preceding sentence, or because Lender has miscalculated the Adjustable Interest Rate or has otherwise miscalculated the amount of any monthly installment, then Lender shall give notice to Borrower of such determination. If such determination discloses that Borrower has paid less than the full amount due for the period for which the determination was made, Borrower, within 30 calendar days after receipt of the notice from Lender, shall pay to Lender the full amount of the deficiency. If such determination discloses that Borrower has paid more than the full amount due for the period for which the determination was made, then the amount of the overpayment shall be credited to the next installment(s) of interest only or principal and interest, as applicable, due under this Note (or, if an Event of Default has occurred and is continuing, such overpayment shall be credited against any amount owing by Borrower to Lender).

(g) All payments under this Note shall be made in immediately available U.S. funds.

(h) Any regularly scheduled monthly installment of interest only or principal and interest payable pursuant to this Section 3 that is received by Lender before the date it is due shall be deemed to have been received on the due date for the purpose of calculating interest due.

(i) Any accrued interest remaining past due for 30 days or more, at Lender's discretion, may be added to and become part of the unpaid principal balance of this Note and any reference to "accrued interest" shall refer to accrued interest which has not become part of the unpaid principal balance. Any amount added to principal pursuant to the Loan Documents shall bear interest at the applicable rate or rates specified in this Note and shall be payable with such interest upon demand by Lender and absent such demand, as provided in this Note for the payment of principal and interest.

(j) In accordance with Section 14, interest charged under this Note cannot exceed the Maximum Interest Rate. If the
                  Adjustable Interest Rate at any time exceeds the Maximum Interest Rate, resulting in the charging of interest hereunder to be limited to the Maximum Interest Rate, then any subsequent reduction in the Adjustable Interest Rate shall not reduce the rate at which interest under this Note accrues below the Maximum Interest Rate until the total amount of interest accrued hereunder equals the amount of interest which would have accrued had the Adjustable Interest Rate at all times been in effect.

4. Application of Payments. If at any time Lender receives, from Borrower or otherwise, any amount applicable to the Indebtedness which is less than all amounts due and payable at such time, Lender may apply the amount received to amounts then due and payable in any manner and in any order determined by Lender, in Lender's discretion. Borrower agrees that neither Lender's acceptance of a payment from Borrower in an amount that is less than all amounts then due and payable nor Lender's application of such payment shall constitute or be deemed to constitute either a waiver of the unpaid amounts or an accord and satisfaction.

5. Security. The Indebtedness is secured by, among other things, the Security Instrument, and reference is made to the Security Instrument for other rights of Lender as to collateral for the Indebtedness.

6. Acceleration. If an Event of Default has occurred and is continuing, the entire unpaid principal balance, any accrued interest, any prepayment premium payable under Section 10, and all other amounts payable under this Note and any other Loan Document, shall at once become due and payable, at the option of Lender, without any prior notice to Borrower (except if notice is required by applicable law, then after such notice). Lender may exercise this option to accelerate regardless of any prior forbearance. For purposes of exercising such option, Lender shall calculate the prepayment premium as if prepayment occurred on the date of acceleration. If prepayment occurs thereafter, lender shall recalculate the prepayment premium as of the actual prepayment date.

7.                Late Charge.

(a) If any monthly installment of interest or principal and interest or other amount payable under this Note or under the Security Instrument or any other Loan Document is not received in full by Lender within five (5) days after the installment or other amount is due, counting from and including the date such installment or other amount is due (unless applicable law requires a longer period of time before a late charge may be imposed, in which event such longer period shall be substituted), Borrower shall pay to Lender, immediately and without demand by Lender, a late charge equal to five percent (5%) of such installment or other amount due (unless applicable law requires a lesser amount be charged, in which event such lesser amount shall be substituted).

(b) Borrower acknowledges that its failure to make timely payments will cause Lender to incur additional expenses in servicing and processing the Loan and that it is extremely difficult and impractical to determine those additional expenses. Borrower agrees that the late charge payable pursuant to this Section represents a fair and reasonable estimate, taking into account all circumstances existing on the date of this Note, of the additional expenses Lender will incur by reason of such late payment. The late charge is payable in addition to, and not in lieu of, any interest payable at the Default Rate pursuant to
                  Section 8.

8.                Default Rate.

(a) So long as (i) any monthly installment under this Note remains past due for thirty (30) days or more or (ii) any other Event of Default has occurred and is continuing, then notwithstanding anything in Section 3 of this Note to the contrary, interest under this Note shall accrue on the unpaid principal balance from the Installment Due Date of the first such unpaid monthly installment or the occurrence of such other Event of Default, as applicable, at the Default Rate.

(b) From and after the Maturity Date, the unpaid principal balance shall continue to bear interest at the Default Rate until and including the date on which the entire principal balance is paid in full.

(c) Borrower acknowledges that (i) its failure to make timely payments will cause Lender to incur additional expenses in servicing and processing the Loan, (ii) during the time that any monthly installment under this Note is delinquent for thirty (30) days or more, Lender will incur additional costs and expenses arising from its loss of the use of the money due and from the adverse impact on Lender's ability to meet its other obligations and to take advantage of other investment opportunities; and (iii) it is extremely difficult and impractical to determine those additional costs and expenses. Borrower also acknowledges that, during the time that any monthly installment under this Note is delinquent for thirty
                  (30) days or more or any other Event of Default has occurred and is continuing, Lender's risk of nonpayment of this Note will be materially increased and Lender is entitled to be compensated for such increased risk. Borrower agrees that the increase in the rate of interest payable under this Note to the Default Rate represents a fair and reasonable estimate, taking into account all circumstances existing on the date of this Note, of the additional costs and expenses Lender will incur by reason of the Borrower's delinquent payment and the additional compensation Lender is entitled to receive for the increased risks of nonpayment associated with a delinquent loan.

9.                Limits on Personal Liability.

(a) Except as otherwise provided in this Section 9, Borrower shall have no personal liability under this Note, the Security Instrument or any other Loan Document for the repayment of the Indebtedness or for the performance of any other obligations of Borrower under the Loan Documents and Lender's only recourse for the satisfaction of the Indebtedness and the performance of such obligations shall be Lender's exercise of its rights and remedies with respect to the Mortgaged Property and to any other collateral held by Lender as security for the Indebtedness. This limitation on Borrower's liability shall not limit or impair Lender's enforcement of its rights against any guarantor of the Indebtedness or any guarantor of any other obligations of Borrower.

(b) Borrower shall be personally liable to Lender for the amount of the Base Recourse, plus any other amounts for which Borrower has personal liability under this Section 9.

(c) In addition to the Base Recourse, Borrower shall be personally liable to Lender for the repayment of a further portion of the Indebtedness equal to any loss or damage suffered by Lender as a result of the occurrence of any of the following events:

(i)   Borrower  fails to pay to Lender upon  demand  after an Event of Default all Rents to which Lender is entitled under Section 3(a) of the Security Instrument and the amount of all security deposits collected by Borrower from tenants then in residence. However, Borrower will not be personally liable for any failure described in this subsection (i) if Borrower is unable to pay to Lender all Rents and security deposits as required by the Security Instrument because of a valid order issued in a bankruptcy, receivership, or similar judicial proceeding.

(ii) Borrower fails to apply all insurance proceeds and condemnation proceeds as required by the Security Instrument. However, Borrower will not be personally liable for any failure described in this subsection (ii) if Borrower is unable to apply insurance or condemnation proceeds as required by the Security Instrument because of a valid order issued in a bankruptcy, receivership, or similar judicial proceeding.

(iii) Borrower fails to comply with Section 14(g) or (h) of the Security Instrument relating to the delivery of books and records, statements, schedules and reports.

(iv) Borrower fails to pay when due in accordance with the terms of the Security Instrument the amount of any item below marked "Deferred"; provided however, that if no item is marked "Deferred", this Section 9(c)(iv) shall be of no force or effect

                  [Deferred]  Hazard  Insurance   premiums  or  other  insurance
            premiums,

                  [Collect]   Taxes,
                  [Deferred]  water and sewer  charges (that could become a lien on the Mortgaged Property),
                  [N/A]       ground rents,
                  [Deferred]  assessments  or other charges (that could become a lien on the Mortgaged Property)

(d) In addition to the Base Recourse, Borrower shall be personally liable to Lender for:

(i) the performance of all of Borrower's obligations under Section 18 of the Security Instrument (relating to environmental matters);

(ii)              the costs of any audit  under  Section  14(g) of the  Security
                  Instrument; and

(iii) any costs and expenses incurred by Lender in connection with the collection of any amount for which Borrower is personally liable under this Section 9, including Attorneys' Fees and Costs and the costs of conducting any independent audit of Borrower's books and records to determine the amount for which Borrower has personal liability.

(e) All payments made by Borrower with respect to the Indebtedness and all amounts received by Lender from the enforcement of its rights under the Security Instrument and the other Loan Documents shall be applied first to the portion of the Indebtedness for which Borrower has no personal liability.

(f) Notwithstanding the Base Recourse, Borrower shall become personally liable to Lender for the repayment of all of the Indebtedness upon the occurrence of any of the following Events of Default:

(i)               Borrower's  ownership  of any  property  or  operation  of any
                  business   not   permitted  by  Section  33  of  the  Security
                  Instrument;

(ii) a Transfer (including, but not limited to, a lien or encumbrance) that is an Event of Default under Section 21 of the Security Instrument, other than a Transfer consisting solely of the involuntary removal or involuntary withdrawal of a general partner in a limited partnership or a manager in a limited liability company; or

(iii) fraud or written material misrepresentation by Borrower or any officer, director, partner, member or employee of Borrower in connection with the application for or creation of the Indebtedness or any request for any action or consent by Lender.

(g)               To the extent that Borrower has personal  liability under this
                  Section 9, Lender may exercise its rights against Borrower personally without regard to whether Lender has exercised any rights against the Mortgaged Property or any other security, or pursued any rights against any guarantor, or pursued any other rights available to Lender under this Note, the Security Instrument, any other Loan Document or applicable law. To the fullest extent permitted by applicable law, in any action to enforce Borrower's personal liability under this Section 9, Borrower waives any right to set off the value of the Mortgaged Property against such personal liability.

10.               Voluntary and Involuntary Prepayments.

(a) Any receipt by Lender of principal due under this Note prior to the Scheduled Maturity Date, other than principal required to be paid in monthly installments pursuant to Section 3, constitutes a prepayment of principal under this Note. Without limiting the foregoing, any application by Lender, prior to the Scheduled Maturity Date, of any proceeds of collateral or other security to the repayment of any portion of the unpaid principal balance of this Note constitutes a prepayment under this Note.

(b) Borrower may not voluntarily prepay any portion of the principal balance of this Note during the Lockout Period, if a Lockout Period is applicable to this Note. However, if any portion of the principal balance of this Note is prepaid during the Lockout Period by reason of the application by Lender of any proceeds of collateral or other security to any portion of the unpaid principal balance of this Note or following a determination that the prohibition on voluntary prepayments during the Lockout Period is in contravention of applicable law, then Borrower must also pay to Lender upon demand by Lender, a prepayment premium equal to five percent (5.0%) of the amount of principal being prepaid.

(c) Following the end of the Lockout Period, Borrower may voluntarily prepay all of the unpaid principal balance of this Note on a Business Day designated as the date for such prepayment in a Notice from Borrower to Lender given at least 30 days prior to the date of such prepayment. Unless otherwise expressly provided in the Loan Documents, Borrower may not voluntarily prepay less than all of the unpaid principal balance of this Note.

(d) Borrower acknowledges that Lender has agreed that principal may be prepaid other than on the last calendar day of a month only because, for the purposes of the accrual of interest, any prepayment received by Lender on any day other than the last calendar day of the month shall be deemed to have been received on the last calendar day of the month in which the prepayment occurs.

(e) In order to voluntarily prepay all or any part of the principal of this Note, Borrower must also pay to Lender, together with the amount of principal being prepaid, (i) all accrued and unpaid interest due under this Note, plus (ii) all other sums due to Lender at the time of such prepayment, plus
                  (ii) any prepayment premium calculated pursuant to Section 10(f).

(f) Except as provided in Section 10(g), a prepayment premium shall be due and payable by Borrower in connection with any prepayment of principal under this Note during the Yield Maintenance Period. The prepayment premium shall be 1.0% of the amount of principal being prepaid.

(g) Notwithstanding any other provision of this Section 10, no prepayment premium shall be payable with respect to (i) any prepayment made during the Window Period, or (ii) any prepayment occurring as a result of the application of any insurance proceeds or condemnation award under the Security Instrument, or (iii) any prepayment of the entire principal balance of this Note that occurs on or after the [N/A] Installment Due Date under this Note with the proceeds of a fixed interest rate or fixed-to-float interest rate mortgage loan that is the subject of a binding commitment for purchase between the Freddie Mac and a Freddie Mac-approved Program Plus(R) Seller/Servicer.

(h) Unless Lender agrees otherwise in writing, a permitted or required prepayment of less than the unpaid principal balance of this Note shall not extend or postpone the due date of any subsequent monthly installments or change the amount of such installments.

(i) Borrower recognizes that any prepayment of any of the unpaid principal balance of this Note, whether voluntary or involuntary or resulting from an Event of Default by Borrower, will result in Lender's incurring loss, including reinvestment loss, additional expense and frustration or impairment of Lender's ability to meet its commitments to third parties. Borrower agrees to pay to Lender upon demand damages for the detriment caused by any prepayment, and agrees that it is extremely difficult and impractical to ascertain the extent of such damages. Borrower therefore acknowledges and agrees that the formula for calculating prepayment premiums set forth in this Note represents a reasonable estimate of the damages Lender will incur because of a prepayment. Borrower further acknowledges that any lockout and the prepayment premium provisions of this Note are a material part of the consideration for the Loan, and that the terms of this Note are in other respects more favorable to Borrower as a result of the Borrower's voluntary agreement to the lockout and prepayment premium provisions.

11.               Costs  and  Expenses.   To  the  fullest   extent  allowed  by
                  applicable law, Borrower shall pay all expenses and costs, including Attorneys' Fees and Costs incurred by Lender as a result of any default under this Note or in connection with efforts to collect any amount due under this Note, or to enforce the provisions of any of the other Loan Documents, including those incurred in post-judgment collection efforts and in any bankruptcy proceeding (including any action for relief from the automatic stay of any bankruptcy proceeding) or judicial or non-judicial foreclosure proceeding.

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

13. Waivers. Borrower and all endorsers and guarantors of this Note and all other third party obligors waive presentment, demand, notice of dishonor, protest, notice of acceleration, notice of intent to demand or accelerate payment or maturity, presentment for payment, notice of nonpayment, grace, and diligence in collecting the Indebtedness.

14. Loan Charges. Neither this Note nor any of the other Loan Documents shall be construed to create a contract for the use, forbearance or detention of money requiring payment of interest at a rate greater than the Maximum Interest Rate. If any applicable law limiting the amount of interest or other charges permitted to be collected from Borrower in connection with the Loan is interpreted so that any interest or other charge provided for in any Loan Document, whether considered separately or together with other charges provided for in any other Loan Document, violates that law, and Borrower is entitled to the benefit of that law, that interest or charge is hereby reduced to the extent necessary to eliminate that violation. The amounts, if any, previously paid to Lender in excess of the permitted amounts shall be applied by Lender to reduce the unpaid principal balance of this Note. For the purpose of determining whether any applicable law limiting the amount of interest or other charges permitted to be collected from Borrower has been violated, all Indebtedness that constitutes interest, as well as all other charges made in connection with the Indebtedness that constitute interest, shall be deemed to be allocated and spread ratably over the stated term of this Note. Unless otherwise required by applicable law, such allocation and spreading shall be effected in such a manner that the rate of interest so computed is uniform throughout the stated term of this Note.

15. Commercial Purpose. Borrower represents that Borrower is incurring the Indebtedness solely for the purpose of carrying on a business or commercial enterprise, and not for personal, family, household, or agricultural purposes.

16.               Counting  of  Days.   Except  where   otherwise   specifically
                  provided, any reference in this Note to a period of "days" means calendar days, not Business Days.

17. Governing Law. This Note shall be governed by the law of the Property Jurisdiction.

18. Captions. The captions of the Sections of this Note are for convenience only and shall be disregarded in construing this Note.

19.               Notices; Written Modifications.

(a) All Notices, demands and other communications required or permitted to be given pursuant to this Note shall be given in accordance with Section 31 of the Security Instrument.

(b) Any modification or amendment to this Note shall be ineffective unless in writing signed by the party sought to be charged with such modification or amendment; provided, however, that in the event of a Transfer under the terms of the Security Instrument that requires Lender's consent, any or some or all of the Modifications to Multifamily Note set forth in Exhibit A to this Note may be modified or rendered void by Lender at Lender's option, by Notice to Borrower and the transferee, as a condition of Lender's consent.

20. Consent to Jurisdiction and Venue. Borrower agrees that any controversy arising under or in relation to this Note may be litigated in the Property Jurisdiction. The state and federal courts and authorities with jurisdiction in the Property Jurisdiction shall have jurisdiction over all controversies that shall arise under or in relation to this Note. Borrower irrevocably consents to service, jurisdiction, and venue of such courts for any such litigation and waives any other venue to which it might be entitled by virtue of domicile, habitual residence or otherwise. However, nothing in this Note is intended to limit any right that Lender may have to bring any suit, action or proceeding relating to matters arising under this Note in any court of any other jurisdiction.

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

22.               State-Specific Provisions. N/A

      ATTACHED EXHIBIT. The Exhibit noted below, if marked with an "X" in the space provided, is attached to this Note:

            -----
             X       Exhibit A     Modifications to Multifamily Note
            -----

      IN WITNESS WHEREOF, and in consideration of the Lender's agreement to lend Borrower the principal amount set forth above, Borrower has signed and delivered this Note under seal or has caused this Note to be signed and delivered under seal by its duly authorized representative.

                                    CENTURY  PROPERTIES  FUND XVII, a California
                                       limited  partnership,  doing  business in
                                       Florida as Century  Properties Fund XVII,
                                       Ltd.

                                    By:  Fox Partners, a California general
                                           partnership, its general partner

                                         By: Fox Capital Management
                                               Corporation, a California
                                               corporation, its general
                                               partner



                                             By:  /s/Patti K. Fielding
                                                 Patti K. Fielding
                                                 Executive Vice President


                                   94-2782037
                                    Borrower's Social Security/Employer ID
                                     Number

PAY TO THE ORDER OF FEDERAL HOME LOAN
MORTGAGE CORPORATION, WITHOUT RECOURSE.

GMAC COMMERCIAL MORTGAGE BANK, a
   Utah industrial bank


By:
Name:
Title:



FHLMC Loan No. 002709570


                                                                        PAGE A-2
                                  EXHIBIT A

                        MODIFICATIONS TO MULTIFAMILY NOTE


The following  modifications are made to the text of the Note that precedes this
Exhibit:

1. Paragraph 9(d) is modified to read as follows:

            "(f) In addition to the Base Recourse, Borrower shall be personally liable to Lender for:

                  (i)   the performance of all of Borrower's  obligations  under
                        Section 18 of the Security Instrument (relating to environmental matters);

                  (ii) the costs of any audit under Section 14(d) of the Security Instrument;

                  (iii) repayment of any advance made by Lender under Section 12 of the Security Instrument for the purpose of procuring insurance required by Section 19 of the Security Instrument; and

                  (iv) any costs and expenses incurred by Lender in connection with the collection of any amount for which Borrower is personally liable under this Paragraph 9, including fees and out of pocket expenses of attorneys and expert witnesses and the costs of conducting any independent audit of Borrower's books and records to determine the amount for which Borrower has personal liability."

2. The Defined Term "Yield Maintenance Period" is not applicable; there is no Yield Maintenance Period under this Note. Notwithstanding any other provision of this Note, no prepayment premium shall be payable with respect to any prepayment of any portion of the principal balance of this Note.

3. AIMCO STANDARD (Revised for Adjustable Rate)

      A. Paragraph 8(a) of the Note is hereby deleted and replaced with the following:

            Notwithstanding any other provision in this Note, so long as (a) any monthly installment under this Note remains past due for more than thirty (30) days or (b) any other Event of Default has occurred and is continuing, interest under this Note shall accrue on the unpaid principal balance from the earlier of the due date of the first unpaid monthly installment or the occurrence of such other Event of Default, as applicable, at a rate (the "Default Rate") equal to the lesser of (1) the maximum interest rate which may be collected from Borrower under applicable law or (2) the greater of (i) three percent (3%) above the Adjustable Interest Rate or (ii) four percent (4.0%) above the then-prevailing Prime Rate. As used herein, the term "Prime Rate" shall mean the rate of interest announced by The Wall Street Journal from time to time as the "Prime Rate".

      B. Paragraph 19(b) is modified by deleting: "; provided, however, that in the event of a Transfer under the terms of the Security Instrument that requires Lender's consent, any or some or all of the Modifications to Multifamily Note set forth in Exhibit A to this Note may be modified or rendered void by Lender at Lender's option by Notice of
            Borrower and the transferee, as a condition of Lender's consent" in the last sentence of the Paragraph; and by adding the following new sentence:

                  "The  Modifications  to  Multifamily  Note  set  forth in this
            Exhibit shall be null and void unless title to the Mortgaged Property is vested in an entity whose Controlling Interest(s) are directly or indirectly held by AIMCO REIT or AIMCO OP. The capitalized terms used in this paragraph are defined in the Security Instrument."