Form 10QSB
period 2004-09-30
CENTURY PROPERTIES FUND XVII
filed 2004-11-15
CIK 356472

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the quarterly period ended September 30, 2004


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

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS



                          CENTURY PROPERTIES FUND XVII

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                               September 30, 2004


Assets
   Cash and cash equivalents                                                 $ 313
   Receivables and deposits                                                     812
   Restricted escrows                                                           445
   Other assets                                                               1,091
   Investment properties:
      Land                                                   $ 7,078
      Buildings and related personal property                  74,358
                                                               81,436
      Less accumulated depreciation                           (49,342)       32,094
                                                                           $ 34,755
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 882
   Tenant security deposit liabilities                                          309
   Accrued property taxes                                                       734
   Other liabilities                                                            560
   Due to affiliates (Note B)                                                 3,336
   Mortgage notes payable                                                    46,561

Partners' Deficit
   General partner                                           $ (9,019)
   Limited partners (75,000 units issued and
      outstanding)                                             (8,608)      (17,627)
                                                                           $ 34,755

         See Accompanying Notes to Consolidated Financial Statements

                          CENTURY PROPERTIES FUND XVII

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                              Three Months Ended       Nine Months Ended
                                                September 30,            September 30,
                                               2004        2003        2004        2003
Revenues:
   Rental income                             $ 2,668      $ 2,840     $ 7,921     $ 8,294
  Other income                                   445          433       1,264       1,219
  Casualty gain (Note C)                           4           --          23          --
     Total revenues                            3,117        3,273       9,208       9,513

Expenses:
   Operating                                   1,760        1,586       4,694       4,261
   General and administrative                     96           97         286         311
   Depreciation                                  805          731       2,318       2,262
   Interest                                      887          891       2,627       2,702
   Property taxes                                235          224         753         766
     Total expenses                            3,783        3,529      10,678      10,302

Net loss                                      $ (666)     $ (256)     $(1,470)    $ (789)

Net loss allocated to general
   partner (11.8%)                            $ (79)       $ (30)     $ (173)     $ (93)
Net loss allocated to limited
   partners (88.2%)                             (587)        (226)     (1,297)      (696)

                                              $ (666)     $ (256)     $(1,470)    $ (789)

Net loss per limited partnership unit        $ (7.83)     $ (3.01)    $(17.29)   $ (9.28)
Distributions per limited partnership
  unit                                         $ --        $ --        $ --      $  1.55

         See Accompanying Notes to Consolidated Financial Statements


                          CENTURY PROPERTIES FUND XVII

            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)




                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Original capital contributions        75,000       $ --       $75,000     $ 75,000

Partners' deficit at
   December 31, 2003                  75,000     $(8,846)     $(7,311)    $(16,157)

Net loss for the nine months
   ended September 30, 2004               --        (173)      (1,297)      (1,470)

Partners' deficit at
   September 30, 2004                 75,000     $(9,019)    $ (8,608)    $(17,627)

         See Accompanying Notes to Consolidated Financial Statements

                          CENTURY PROPERTIES FUND XVII

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                Nine Months Ended
                                                                   September 30,
                                                               2004          2003
Cash flows from operating activities:
  Net loss                                                    $(1,470)      $ (789)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
     Depreciation                                               2,318         2,262
     Amortization of loan costs                                    45            43
     Casualty gain                                                (23)           --
     Bad debt expense                                             442           749
     Change in accounts:
      Receivables and deposits                                   (820)         (520)
      Other assets                                               (330)         (304)
      Accounts payable                                            (15)          (14)
      Tenant security deposit liabilities                         (23)           25
      Accrued property taxes                                       10            (9)
      Other liabilities                                          (117)          188
      Due to affiliates                                            55            --
            Net cash provided by operating activities              72         1,631

Cash flows from investing activities:
  Insurance proceeds received                                      27            --
  Property improvements and replacements                       (4,524)         (912)
  Net deposits to restricted escrows                             (163)          (39)
            Net cash used in investing activities              (4,660)         (951)

Cash flows from financing activities:
  Loan costs paid                                                 (70)           --
  Payments on mortgage notes payable                             (851)         (824)
  Distributions to partners                                        --          (132)
  Proceeds from mortgage note payable                           2,540            --
  Advances from affiliate                                       4,373            --
  Payments on advances from affiliate                          (1,524)           --
            Net cash provided by (used in) financing
              activities                                        4,468          (956)
Net decrease in cash and cash equivalents                        (120)         (276)
Cash and cash equivalents at beginning of period                  433           697
Cash and cash equivalents at end of period                     $ 313         $ 421
Supplemental disclosure of cash flow information:
  Cash paid for interest                                      $ 2,658       $ 2,668
Supplemental disclosure of non-cash activity:
  Property improvements and replacements included in
   accounts payable                                            $ 590         $ 88

At December 31, 2003 and 2002, approximately $366,000 and $44,000, respectively, of property improvements and replacements were included in accounts payable.

         See Accompanying Notes to Consolidated Financial Statements

                          CENTURY PROPERTIES FUND XVII

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XVII (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation, the managing general partner of the Partnership, (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $444,000 and $477,000 for the nine months ended September 30, 2004 and 2003, respectively, which are included in operating expenses.

An affiliate of the Managing General Partner was eligible to receive reimbursement of accountable administrative expenses amounting to approximately $224,000 and $174,000 for the nine months ended September 30, 2004 and 2003, respectively, which are included in investment properties and general and administrative expenses. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $90,000 and $30,000 for the nine months ended September 30, 2004 and 2003, respectively. The fees are calculated based upon a percentage of current year additions to investment properties. At September 30, 2004, approximately $15,000 was owed to an affiliate of the Managing General Partner for unpaid reimbursements, which is included in due to affiliates.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. Approximately $13,000 in Partnership management fees were paid along with distributions from operations made during the nine months ended September 30, 2003. There were no Partnership management fees paid during the nine months ended September 30, 2004 as there were no distributions from operations.

An  affiliate  of  the  Managing  General  Partner  has  made  available  to the
Partnership a credit line of up to $150,000 per property owned by the Partnership. During the nine months ended September 30, 2004, an affiliate of the Managing General Partner exceeded this credit limit and advanced the Partnership approximately $3,103,000 to fund the redevelopment project at Peakview Place Apartments and has committed to fund additional redevelopment costs of approximately $818,000 (as discussed in "Item 2. Management's Discussion and Analysis or Plan of Operation"), approximately $425,000 to fund property taxes at The Village in the Woods Apartments and Cooper's Pond Apartments, and approximately $845,000 to fund capital improvements and operating expenses at The Lodge Apartments, Peakview Place Apartments, and The Village in the Woods Apartments. These advances bear interest at the prime rate plus 2% (6.75% at September 30, 2004). Interest expense for the nine months ended September 30, 2004 was approximately $91,000. During the nine months ended September 30, 2004, the Partnership made payments of approximately $1,524,000 on the advances and approximately $22,000 in accrued interest, from proceeds from the second mortgage obtained on Cooper's Pond Apartments (as discussed in Note
D). At September 30, 2004, the total outstanding loans and accrued interest due to an affiliate of the Managing General Partner is approximately $3,321,000 and is included in due to affiliates. The Partnership expects to repay these advances and related accrued interest from cash from operations during 2005. There were no such advances made to the Partnership during the nine months ended September 30, 2003.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers' compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $198,000 and $175,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Casualty Event

In October 2003, there was a fire at Cooper's Pond Apartments, causing minor damage to seven units. The property suffered damages of approximately $33,000. Insurance proceeds of approximately $27,000 were received during the nine months ended September 30, 2004 to cover the damages. After writing off the undepreciated damaged assets of approximately $4,000, the Partnership recognized a casualty gain of approximately $23,000 for the nine months ended September 30, 2004.

Note D - Second Mortgage Note Payable

On June 7, 2004 the Partnership obtained a second mortgage loan on Cooper's Pond Apartments in the amount of $2,540,000. The second mortgage requires monthly payments of interest beginning August 1, 2004 until the loan matures July 1, 2007, with interest being equal to the one month LIBOR rate plus 300 basis points (4.84% at September 30, 2004). In connection with obtaining the second mortgage, loan costs of approximately $70,000 were capitalized and are included in other assets.

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

Note E - Contingencies

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

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

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the court heard oral argument on the motions and denied them both in their entirety. The Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On January 28, 2004, the Objector filed his opening brief in the Appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. The plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Managing General Partner and Plaintiffs. In addition both the Objector and plaintiffs filed briefs in connection with the second appeal. The Court of Appeals heard oral argument on both appeals on September 22, 2004 and took the matters under submission.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 the plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

As  previously  disclosed,  the  Central  Regional  Office of the United  States
Securities and Exchange Commission (the "SEC") is conducting a formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, and tax credit transactions. AIMCO is cooperating fully. AIMCO is not able to predict when the matter will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

The Partnership's investment properties consist of five apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2004 and 2003:

                                                   Average Occupancy
      Property                                      2004       2003

      Peakview Place Apartments (formerly
      Cherry Creek Gardens Apartments) (1)          72%        77%
         Englewood, Colorado
      Creekside Apartments (2)                      90%        86%
         Denver, Colorado
      The Lodge Apartments (3)                      88%        74%
         Denver, Colorado
      The Village in the Woods Apartments (4)       75%        90%
         Cypress, Texas
      Cooper's Pond Apartments (5)                  94%        91%
         Tampa, Florida

(1) The Managing General Partner attributes the decrease in occupancy at Peakview Place Apartments to units made unavailable for lease as a result of the redevelopment project which began at the property during the fourth quarter of 2003 (as discussed in "Results of Operations").

(2) The Managing General Partner attributes the increase in occupancy at Creekside Apartments to recent capital improvements, which enhanced the curb appeal of the property, and increased resident retention efforts.

(3) The Managing General Partner attributes the increase in occupancy at The Lodge Apartments to competitive pricing and increased marketing and resident retention efforts.

(4) The Managing General Partner attributes the decrease in occupancy at The Village in the Woods Apartments to an increase in home purchases in the Houston area.

(5) The Managing General Partner attributes the increase in occupancy at Cooper's Pond Apartments to competitive pricing and increased marketing efforts.

The Partnership's financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment properties, interest rates on mortgage loans, costs incurred to operate the investment properties, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions; accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership such as the local economic climate and weather can adversely or positively affect the Partnership's financial results.

Results of Operations

The Partnership's net loss for the three and nine months ended September 30, 2004 was approximately $666,000 and $1,470,000, respectively, as compared to approximately $256,000 and $789,000 for the three and nine months ended September 30, 2003, respectively. The increase in net loss for both the three and nine months ended September 30, 2004 is due to an increase in total expenses and a decrease in total revenues.

The increase in total expenses for the three months ended September 30, 2004 is due to increases in operating, depreciation, and property tax expenses. Both general and administrative and interest expenses remained relatively constant for the three months ended September 30, 2004. The increase in total expenses for the nine months ended September 30, 2004 is due to increases in both operating and depreciation expenses, partially offset by decreases in interest, property tax, and general and administrative expenses. The increase in operating expenses for both periods is primarily due to increases in utility and payroll related expenses at all of the Partnership's investment properties. The increase in depreciation expense for both periods is primarily due to property improvements and replacements placed into service at the Partnership's investment properties during the past twelve months. The decrease in interest expense for the nine months ended September 30, 2004 is primarily due to scheduled principal payments made on the mortgages encumbering the Partnership's investment properties, which reduced the carrying balance of the loans, and interest capitalized at Peakview Place Apartments, due to a redevelopment project at the property which has required 21 units to be vacated at September 30, 2004 in order to expedite reconstruction (as discussed below), partially offset by an increase in interest expense on advances from an affiliate of the Managing General Partner and a larger debt balance encumbering Cooper's Pond Apartments as a result of the second mortgage obtained in June 2004 (as discussed in "Liquidity and Capital Resources"). The increase in property tax expense for the three months ended September 30, 2004 is primarily due to the timing and receipt of the tax bill, which affected the 2003 accrual at Cooper's Pond Apartments. The decrease in property tax expense for the nine months ended September 30, 2004 is primarily due to construction period taxes at Peakview Place Apartments (as discussed below). The decrease in general and administrative expenses for the nine months ended September 30, 2004 is primarily due to decreases in management reimbursements to the Managing General Partner as allowed under the Partnership Agreement and professional fees associated with the administration of the Partnership. Also included in general and administrative expenses for the three and nine months ended September 30, 2004 and 2003 are costs associated with the quarterly communications with the investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The decrease in total revenues for both the three and nine months ended September 30, 2004 is due to a decrease in rental income, partially offset by an increase in other income and the recognition of a casualty gain during 2004. The decrease in rental income is primarily due to the decreases in occupancy at Peakview Place Apartments and The Village in the Woods Apartments and average rental rates at four of the Partnership's investment properties, partially offset by reduced bad debt expense and the increases in occupancy at Cooper's Pond Apartments, Creekside Apartments, and The Lodge Apartments. The increase in other income is primarily due to an increase in utility reimbursements at all of the properties, partially offset by a decrease in late charges at all of the properties.

In October 2003, there was a fire at Cooper's Pond Apartments, causing minor damage to seven units. The property suffered damages of approximately $33,000. Insurance proceeds of approximately $27,000 were received during the nine months ended September 30, 2004 to cover the damages. After writing off the undepreciated damaged assets of approximately $4,000, the Partnership recognized a casualty gain of approximately $23,000 for the nine months ended September 30, 2004.

During 2003, the Managing General Partner began a major redevelopment project at Peakview Place Apartments. The property has had difficulty staying competitive and needed to be updated. Therefore, in an effort to increase occupancy and become competitive in the local market, a significant redevelopment project has been started and is expected to be completed in May 2005. During the construction period, certain expenses are being capitalized and depreciated over the remaining life of the property. During the nine months ended September 30, 2004, approximately $143,000 of interest, approximately $15,000 of real estate taxes, and approximately $43,000 of other construction period costs were capitalized.

Liquidity and Capital Resources

At September 30, 2004, the Partnership had cash and cash equivalents of approximately $313,000, compared to approximately $421,000 at September 30, 2003. The decrease in cash and cash equivalents of approximately $120,000, from December 31, 2003, is due to approximately $4,660,000 of cash used in investing activities, partially offset by approximately $4,468,000 of cash provided by financing activities and approximately $72,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements and net deposits to escrow accounts maintained by mortgage lenders, partially offset by insurance proceeds received related to the casualty at Cooper's Pond Apartments. Cash provided by financing activities consisted of advances from an affiliate of the Managing General Partner and proceeds from a second mortgage note obtained on Cooper's Pond Apartments, partially offset by payments of principal made on the mortgages encumbering the Partnership's properties, loan costs paid, and payments on advances from an affiliate of the Managing General Partner. The Partnership invests its working capital reserves in interest bearing accounts.

An  affiliate  of  the  Managing  General  Partner  has  made  available  to the
Partnership a credit line of up to $150,000 per property owned by the Partnership. During the nine months ended September 30, 2004, an affiliate of the Managing General Partner exceeded this credit limit and advanced the Partnership approximately $3,103,000 to fund the redevelopment project at Peakview Place Apartments and has committed to fund additional redevelopment costs of approximately $818,000 (as discussed below), approximately $425,000 to fund property taxes at The Village in the Woods Apartments and Cooper's Pond Apartments, and approximately $845,000 to fund capital improvements and operating expenses at The Lodge Apartments, Peakview Place Apartments, and The Village in the Woods Apartments. These advances bear interest at the prime rate plus 2% (6.75% at September 30, 2004). Interest expense for the nine months ended September 30, 2004 was approximately $91,000. During the nine months ended September 30, 2004, the Partnership made payments of approximately $1,524,000 on the advances and approximately $22,000 in accrued interest, from proceeds from the second mortgage obtained on Cooper's Pond Apartments (as discussed below). At September 30, 2004, the total outstanding loans and accrued interest due to an affiliate of the Managing General Partner is approximately $3,321,000 and is included in due to affiliates. There were no such advances made to the Partnership during the nine months ended September 30, 2003.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. Capital improvements planned for each of the Partnership's properties are detailed below.

Peakview Place Apartments

During the nine months ended September 30, 2004, the Partnership completed approximately $2,992,000 of capital improvements arising from the redevelopment of the property, which includes capitalization of construction period interest of approximately $143,000, real estate taxes of approximately $15,000 and other construction period costs of approximately $43,000. Approximately 21 units were in redevelopment and not in service at September 30, 2004. Additional capital improvements of approximately $157,000 during the nine months ended September 30, 2004 consisted primarily of water heater, air conditioning and furniture upgrades. These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner. The property is currently undergoing a redevelopment project in order to become more competitive with other properties in the area in the effort to increase occupancy at the property. Based on current redevelopment plans, the Managing General Partner anticipates the redevelopment to be complete in May 2005 at a total cost of approximately $4,450,000, approximately $640,000 of which was completed during 2003. The project is being funded by advances from an affiliate of the Managing General Partner. Approximately $3,103,000 was advanced during the nine months ended September 30, 2004 to pay for redevelopment project costs. The Partnership is currently evaluating the capital improvement needs of the property for 2004 and currently expects to complete an additional $6,000 for expenditures not related to property redevelopment and approximately $306,000 for property redevelopment as mentioned above. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Creekside Apartments

During the nine months ended  September  30,  2004,  the  Partnership  completed approximately $331,000 of capital improvements at Creekside Apartments, consisting primarily of exterior painting, structural improvements, water heater and air conditioning upgrades, and floor covering replacement. These improvements were funded from replacement reserves and operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects that only necessary improvements will be made during the remainder of 2004 in order to maintain occupancy at the property. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Lodge Apartments

During the nine months ended  September  30,  2004,  the  Partnership  completed approximately $523,000 of capital improvements at The Lodge Apartments, consisting primarily of exterior painting, structural improvements, major landscaping, electrical upgrades, air conditioning upgrades, and floor covering replacement. These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner. The Partnership evaluates the capital improvement needs of the property during the year and currently expects that only necessary improvements will be made during the remainder of 2004 in order to maintain occupancy at the property. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Village in the Woods Apartments

During the nine months ended September 30, 2004, the Partnership completed approximately $408,000 of capital improvements at The Village in the Woods Apartments, consisting primarily of exterior painting, interior improvements, structural improvements, plumbing upgrades, and floor covering and appliance replacements. These improvements were funded from operating cash flows and advances from an affiliate of the Managing General Partner. The Partnership evaluates the capital improvement needs of the property during the year and currently expects that only necessary improvements will be made during the remainder of 2004 in order to maintain occupancy at the property. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Cooper's Pond Apartments

During the nine months ended September 30, 2004, the Partnership completed approximately $337,000 of capital improvements at Cooper's Pond Apartments, consisting primarily of parking area resurfacing, structural improvements, floor covering replacement and construction related to the October 2003 fire (as discussed in "Results in Operations"). These improvements were funded from operating cash flow and insurance proceeds. The Partnership evaluates the capital improvement needs of the property during the year and currently expects that only necessary improvements will be made during the remainder of 2004 in order to maintain occupancy at the property. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. On June 7, 2004 the Partnership obtained a second mortgage loan on Cooper's Pond Apartments in the amount of $2,540,000. The second mortgage requires monthly payments of interest beginning August 1, 2004 until the loan matures July 1, 2007, with interest being equal to the one month LIBOR rate plus 300 basis points (4.84% at September 30, 2004). In connection with obtaining the second mortgage, loan costs of approximately $70,000 were capitalized and are included in other assets on the consolidated balance sheet included in "Item 1. Financial Statements".

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

The remaining mortgage indebtedness of approximately $36,549,000 is amortized over varying periods. The debt encumbering Creekside Apartments and The Lodge Apartments matures in September 2008, at which time balloon payments totaling approximately $11,594,000 will be due. The debt encumbering Peakview Place Apartments and The Village in the Woods Apartments matures in 2020 at which time the loans are scheduled to be fully amortized. The Managing General Partner will attempt to refinance the indebtedness encumbering Cooper's Pond Apartments, Creekside Apartments, and The Lodge Apartments and/or sell the properties prior to their maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2006. Accordingly, prior to such date the Partnership will need to either sell the investment properties or extend the term of the Partnership.

The Partnership distributed the following amounts during the nine months ended September 30, 2004 and 2003 (in thousands, except per unit data):


                    Nine Months Ended   Per Limited    Nine Months Ended     Per Limited
                      September 30,     Partnership      September 30,       Partnership
                           2004             Unit             2003                Unit

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 47,944 limited partnership units (the "Units") in the Partnership representing 63.93% of the outstanding Units at September 30, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. In this regard, on November 8, 2004, AIMCO Properties, L.P., commenced a tender offer to acquire 27,040 Units for a purchase price of $258.58 per Unit. Such offer expires on December 8, 2004. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 63.93% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, DeForest Ventures I L.P., from whom AIMCO, through its merger with Insignia Financial Group, Inc., acquired 25,833.5 (approximately 34.45%) of its Units, had agreed for the benefit of third party unitholders, that it would vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unit holders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

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

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the court heard oral argument on the motions and denied them both in their entirety. The Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On January 28, 2004, the Objector filed his opening brief in the Appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. The plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Managing General Partner and Plaintiffs. In addition both the Objector and plaintiffs filed briefs in connection with the second appeal. The Court of Appeals heard oral argument on both appeals on September 22, 2004 and took the matters under submission.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 the plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

ITEM 6.     EXHIBITS

            See Exhibit Index.



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


                                    Date:  November 12, 2004

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

      10.4 Allonge and Amendment to Multifamily Note dated June 7, 2004, by and among Century Properties Fund XVII, a California limited partnership, GMAC Commercial Mortgage Corporation, and Federal Home Loan Mortgage Corporation, incorporated by reference to the Partnership's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.

      10.5 Multifamily Note dated June 7, 2004, by and between Century Properties Fund XVII, a California limited partnership, and GMAC Commercial Mortgage Bank, incorporated by reference to
                  Exhibit 10.1 to the Partnership's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.

      10.6 Multifamily Note dated August 24, 1998, by and between Apartment Lodge 17 A LLC, a Colorado limited liability company and Newport Mortgage Company, L.P. a Texas limited partnership, incorporated by reference to Exhibit 10.2 to the Partnership's Quarterly Report on 10-QSB for the quarter ended September 30, 1998.

      10.7 Multifamily Note dated August 24, 1998, by and between Apartment Creek 17 A LLC, a Colorado limited liability company and Newport Mortgage Company, L.P., a Texas limited partnership, incorporated by reference to the Partnership's Quarterly Report on 10-QSB for the quarter ended September 30, 1998.




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

Date:  November 12, 2004

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

Date:  November 12, 2004

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Century Properties Fund XVII (the "Partnership"), for the quarterly period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  November 12, 2004


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                           November 12, 2004

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.