Form 10KSB
period 2004-12-31
CENTURY PROPERTIES FUND XVII
filed 2005-03-25
CIK 356472

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   Form 10-KSB
      (Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934


                 For the fiscal year ended December 31, 2004

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

State issuer's revenues for its most recent fiscal year.  $12,408,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2004. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

From time to time, the Federal Bureau of Investigation, or FBI, and the United States Department of Homeland Security issue alerts regarding potential terrorist threats involving apartment buildings. Threats of future terrorist attacks, such as those announced by the FBI and the Department of Homeland
Security, could have a negative effect on rent and occupancy levels at the Partnership's properties. The effect that future terrorist activities or threats of such activities could have on the Partnership's operations is uncertain and unpredictable. If the Partnership were to incur a loss at a property as a result of an act of terrorism, the Partnership could lose all or a portion of the capital invested in the property, as well as the future revenue from the property. In this regard, the Partnership has purchased insurance to cover acts of terrorism. The Managing General Partner does not anticipate that these costs will have a negative effect on the Partnership's consolidated financial condition or results of operations.

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

Item 2.     Description of Properties

The following table sets forth the Partnership's investments in properties:

                                     Date of
     Property                        Purchase         Type of Ownership   Use
Peakview Place Apartments
 (formerly Cherry Creek Gardens
   Apartments)                         09/82     Fee ownership subject  Apartment
  Englewood,  Colorado to
  first mortgage (1) 296 units

Creekside Apartments                   10/82     Fee ownership subject    Apartment
  Denver, Colorado                               to first mortgage (1)    328 units

The Lodge Apartments                   10/82     Fee ownership subject    Apartment
  Denver, Colorado                               to first mortgage (1)    376 units

The Village in the Woods               10/82     Fee ownership subject    Apartment
  Apartments                                     to first mortgage        530 units
  Cypress, Texas

Cooper's Pond Apartments               03/83     Fee ownership subject
  Tampa, Florida                                 to first and second      Apartment
                                                 mortgages                463 units

(1)   Property  is  owned  by  a  limited   partnership  or  limited   liability
      corporation in which the Partnership holds a 100% interest.

Schedule of Properties

Set forth below for each of the Partnership's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

                               Gross
                              Carrying   Accumulated  Depreciable Method of      Federal
Property                       Value    Depreciation     Life    Depreciation   Tax Basis
                                  (in thousands)                             (in thousands)
Peakview Place Apartments
 (formerly Cherry Creek
   Gardens Apartments)        $21,129      $11,440     5-30 yrs      S/L         $ 6,371
Creekside Apartments           12,384        7,828     5-30 yrs      S/L           2,891
The Lodge Apartments           14,307        8,906     5-30 yrs      S/L           3,377
The Village in the Woods       17,460       10,622     5-30 yrs      S/L           4,066
  Apartments
Coopers Pond Apartments        17,274       11,566     5-30 yrs      S/L           3,184
                              $82,554      $50,362                               $19,889

See "Note A - Organization and Summary of Significant Accounting Policies" to the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.

                              Principal                                       Principal
                              Balance At                                       Balance
                             December 31,   Interest    Period    Maturity      Due At
         Property                2004         Rate    Amortized     Date     Maturity (3)
                            (in thousands)                                  (in thousands)
Peakview Place Apartments
 (formerly Cherry Creek
   Gardens Apartments)         $10,896     7.99% (1)   20 years   01/01/20       $ --
Creekside Apartments             5,952     6.43% (1)   30 years   09/01/08       5,501
The Lodge Apartments             6,593     6.43% (1)   30 years   09/01/08       6,093
The Village in the
  Woods Apartments              12,858     8.56% (1)   20 years   02/01/20          --
Cooper's Pond Apartments
  1st mortgage                   7,458     8.77% (1)   20 years   07/01/14       6,655
  2nd mortgage                   2,540        (2)        (2)      07/01/07       2,540
                               $46,297                                         $20,789

(1)   Fixed rate mortgage.

(2) On June 7, 2004 the Partnership obtained a second mortgage loan on Cooper's Pond Apartments in the amount of $2,540,000. The second mortgage requires monthly payments of interest beginning August 1, 2004 until the loan matures July 1, 2007, with interest being equal to the one month LIBOR rate plus 300 basis points (5.42% at December 31, 2004). In connection with obtaining the second mortgage, loan costs of approximately $85,000 were capitalized and are included in other assets on the consolidated balance sheet included in "Item 7. Financial Statements".

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

(3) See "Note B - Mortgage Notes Payable" to the consolidated financial statements included in "Item 7. Financial Statements" for information with respect to the Partnership's ability to prepay these loans and other specific details about the loans.

Schedule of Rental Rates and Occupancy

Average annual rental rates and occupancy for 2004 and 2003 for each property are as follows:

                                      Average Annual            Average Annual
                                       Rental Rates               Occupancy
                                        (per unit)
Property                            2004         2003         2004          2003
Peakview Place Apartments (1)
 (formerly Cherry Creek
  Gardens Apartments)              $ 8,057     $ 8,140         71%          80%
Creekside Apartments (2)             6,520       7,090         92%          87%
The Lodge Apartments (3)             5,759       6,626         87%          76%
The Village in the Woods
 Apartments (4)                      7,328       7,339         76%          88%
Cooper's Pond Apartments (5)         6,157       6,208         95%          90%

(1) The Managing General Partner attributes the decrease in occupancy at Peakview Place Apartments to units made unavailable for lease as a result of the redevelopment project which began at the property during the fourth quarter of 2003 (as discussed below).

(2)   The  Managing  General  Partner  attributes  the  increase in occupancy at
      Creekside   Apartments  to  competitive  pricing  and  increased  resident retention efforts.

(3) The Managing General Partner attributes the increase in occupancy at The Lodge Apartments to competitive pricing and increased marketing and resident retention efforts.

(4) The Managing General Partner attributes the decrease in occupancy at The Village in the Woods Apartments to increased competition and an increase in home purchases in the Houston area.

(5) The Managing General Partner attributes the increase in occupancy at Cooper's Pond Apartments to competitive pricing and increased resident retention efforts.

As noted under "Item 1.  Description of Business",  the real estate  industry is highly competitive. All of the Partnership's properties are subject to competition from other apartment complexes in the area. The Managing General Partner believes that all of the properties are adequately insured. The properties are apartment complexes which lease units for terms of one year or less. No tenant leases 10% or more of the available rental space. With the exception of Peakview Place Apartments, as discussed below, all of the properties are in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Real Estate Taxes and Rates

Real estate taxes and rates in 2004 for each property were as follows:

                                          2004          2004
                                        Billing         Rate
                                     (in thousands)
Peakview Place Apartments
 (formerly Cherry Creek Gardens
  Apartments)                             $157          8.77%
Creekside Apartments                        83          6.44%
The Lodge Apartments                        89          6.44%
The Village in the Woods
  Apartments                               422          2.88%
Cooper's Pond Apartments                   238          2.36%

Capital Improvements

Peakview Place Apartments

During the year ended December 31, 2004, the Partnership completed approximately $3,697,000 of capital improvements arising from the redevelopment of the property, which includes capitalization of construction period interest of approximately $196,000, real estate taxes of approximately $19,000 and other construction period costs of approximately $54,000. Approximately 20 units were in redevelopment and not in service at December 31, 2004. Additional capital improvements of approximately $153,000 consisted primarily of water heater, heating, air conditioning and furniture upgrades. These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner. The property is currently undergoing a redevelopment project in order to become more competitive with other properties in the area in an effort to increase occupancy at the property. Based on current redevelopment plans, the Managing General Partner anticipates the redevelopment to be complete in April 2005 at a total cost of approximately $4,840,000, approximately $640,000 of which was completed during 2003. The project is being funded by advances from an affiliate of the Managing General Partner. Approximately $3,830,000 was advanced during the year ended December 31, 2004 to pay for redevelopment project costs. The Partnership regularly evaluates the capital improvement needs of the property. The Partnership currently expects to spend approximately $503,000 for property redevelopment during 2005. In addition, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Creekside Apartments

During the year ended December 31, 2004, the Partnership completed approximately $386,000 of capital improvements at the property, consisting primarily of structural improvements, exterior painting, water heater and air conditioning upgrades, interior improvements, signage upgrades and floor covering replacement. These improvements were funded from operating cash flow and replacement reserves. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Lodge Apartments

During the year ended December 31, 2004, the Partnership completed approximately $576,000 of capital improvements at the property, consisting primarily of heating and air conditioning upgrades, structural improvements, exterior painting, major landscaping, lighting upgrades and appliance and floor covering replacements. These improvements were funded from operating cash flow, replacement reserves and advances from an affiliate of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Village in the Woods Apartments

During the year ended December 31, 2004, the Partnership completed approximately $607,000 of capital improvements at the property, consisting primarily of structural improvements, exterior painting, interior improvements, plumbing and air conditioning upgrades, and appliance and floor covering replacements. These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Cooper's Pond Apartments

During the year ended December 31, 2004, the Partnership completed approximately $447,000 of capital improvements at the property, consisting primarily of structural improvements, parking area resurfacing, major landscaping, floor covering replacement, and construction related to the October 2003 fire (as discussed in "Item 6. Management's Discussion and Analysis or Plan of
Operation"). These improvements were funded from operating cash flow and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Capital improvements will be incurred only to the extent of cash available from operations and Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected, at least in the short term.

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

On January 28, 2004, the Objector filed his opening brief in the Appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. The plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Managing General Partner and Plaintiffs. In addition both the Objector and plaintiffs filed briefs in connection with the second appeal. On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in an action in the United States District Court, District of Columbia. The plaintiffs have styled their complaint as a collective action under the Fair Labor Standards Act ("FLSA") and seek to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, plaintiffs allege AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Discovery relating to the certification of the collective action has concluded and briefing on the matter is underway. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

Item 4.     Submission of Matters to a Vote of Security Holders

The unit holders of the Registrant did not vote on any matter through the solicitation of proxies or otherwise during the quarter ended December 31, 2004.

                                     PART II

Item 5.     Market for the Partnership's Equity and Related Partner Matters

The Partnership, a publicly held limited partnership, sold 75,000 Limited Partnership Units (the "Units") aggregating $75,000,000 during its offering period. The Partnership currently has 75,000 Units outstanding and 2,753 Limited Partners of record. Affiliates of the Managing General Partner owned 51,453 Units or 68.60% at December 31, 2004. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership distributed the following amounts during the years ended December 31, 2004 and 2003 (in thousands, except per unit data):

                                     Per Limited                         Per Limited
                    Year Ended       Partnership       Year Ended        Partnership
                 December 31, 2004       Unit       December 31, 2003       Unit

Operations             $ --              $ --             $ 132            $ 1.55

Future cash distributions will depend on the levels of net cash generated from operations and the timing of debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at December 31, 2004, there can be no assurance that the Partnership will generate sufficient funds from operations after required capital improvements to permit any distributions to its partners in 2005 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 51,453 Units in the Partnership representing 68.60% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 68.60% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, DeForest Ventures I L.P., from whom AIMCO, through its merger with Insignia Financial Group, Inc., acquired 25,833.5 (approximately 34.45%) of its Units, had agreed for the benefit of third party unitholders, that it would vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unit holders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Results of Operations

The Partnership's net loss for the years ended December 31, 2004 and 2003 was approximately $2,170,000 and $1,146,000, respectively. The increase in net loss is due to an increase in total expenses and a decrease in total revenues. The increase in total expenses is due to increases in operating, depreciation, interest and property tax expenses, partially offset by a decrease in general and administrative expenses. The increase in operating expenses is primarily due to increases in advertising expenses at four of the Partnership's investment properties and utility and payroll related expenses at all of the properties. The increase in depreciation expense is due to property improvements and replacements placed into service at the Partnership's investment properties during the past twelve months. The increase in interest expense is primarily due to an increase in interest on advances from an affiliate of the Managing General Partner and a larger debt balance encumbering Cooper's Pond Apartments as a result of the second mortgage obtained in June 2004 (as discussed in "Liquidity and Capital Resources"), partially offset by scheduled principal payments made on the mortgages encumbering the Partnership's investment properties, which reduced the carrying balance of the loans, and interest capitalized at Peakview Place Apartments, due to a redevelopment project at the property which has required 20 units to be vacated at December 31, 2004 in order to expedite reconstruction (as discussed below). The increase in property tax expense is primarily a result of increases in the assessed value of Cooper's Pond Apartments and the tax rate at Peakview Place Apartments, partially offset by the receipt of a refund due to the Partnership's successful appeal of the assessed value in a prior year of Peakview Place Apartments. The decrease in general and administrative expenses is primarily due to decreases in the cost of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement, professional fees associated with the administration of the Partnership, and audit fees. Also included in general and administrative expenses for the years ended December 31, 2004 and 2003 are costs associated with the quarterly communications with the investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The decrease in total revenues is due to a decrease in rental income, partially offset by an increase in other income and the recognition of a casualty gain during 2004. The decrease in rental income is primarily due to decreases in the average rental rates at all of the Partnership's investment properties and occupancy at Peakview Place Apartments and The Village in the Woods Apartments, partially offset by increases in occupancy at The Lodge Apartments, Cooper's Pond Apartments and Creekside Apartments and reduced bad debt expense at Peakview Place Apartments, Cooper's Pond Apartments and Creekside Apartments. The increase in other income is primarily due to increases in utility reimbursements at all of the Partnership's investment properties, laundry income at Cooper's Pond Apartments and The Lodge Apartments, and cleaning fees at The Lodge Apartments, partially offset by a decrease in late charges at all of the properties.

In October 2003, there was a fire at Cooper's Pond Apartments, causing minor damage to seven units. The property suffered damages of approximately $33,000. Insurance proceeds of approximately $27,000 were received during the year ended December 31, 2004 to cover the damages. After writing off the undepreciated damaged assets of approximately $4,000, the Partnership recognized a casualty gain of approximately $23,000 for the year ended December 31, 2004.

During 2003, the Managing General Partner began a major redevelopment project at Peakview Place Apartments. The property has had difficulty staying competitive and needed to be updated. Therefore, in an effort to increase occupancy and become competitive in the local market, a significant redevelopment project has been started and is expected to be completed in April 2005. During the construction period, certain expenses are being capitalized and depreciated over the remaining life of the property. During the year ended December 31, 2004, approximately $196,000 of interest, approximately $19,000 of real estate taxes, and approximately $54,000 of other construction period costs were capitalized.

Liquidity and Capital Resources

At December 31, 2004, the Partnership had cash and cash equivalents of approximately $344,000, compared to approximately $433,000 at December 31, 2003. The decrease in cash and cash equivalents of approximately $89,000 is due to approximately $6,122,000 of cash used in investing activities, partially offset by approximately $5,334,000 of cash provided by financing activities and approximately $699,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements and net deposits to escrow accounts maintained by the mortgage lenders, partially offset by insurance proceeds received related to the casualty at Cooper's Pond Apartments. Cash provided by financing activities consisted of advances from an affiliate of the Managing General Partner and proceeds from a second mortgage note obtained on Cooper's Pond Apartments, partially offset by payments of principal made on the mortgages encumbering the Partnership's properties, loan costs paid, and payments on advances from an affiliate of the Managing General Partner. The Partnership invests its working capital reserves in interest bearing accounts.

An  affiliate  of  the  Managing  General  Partner  has  made  available  to the
Partnership a credit line of up to $150,000 per property owned by the Partnership. During the year ended December 31, 2004, an affiliate of the Managing General Partner exceeded this credit limit and advanced the Partnership approximately $3,830,000 to fund the redevelopment project at Peakview Place Apartments, approximately $425,000 to fund property taxes at The Village in the Woods Apartments and Cooper's Pond Apartments, and approximately $1,263,000 to fund capital improvements and operating expenses at four of the Partnership's investment properties. An affiliate of the Managing General Partner has committed to fund additional redevelopment costs of approximately $503,000 during 2005 (as discussed below). During the year ended December 31, 2003, an affiliate of the Managing General Partner advanced the Partnership approximately $351,000 to fund the redevelopment project at Peakview Place Apartments and approximately $50,000 to fund operating expenses at Cooper's Pond Apartments. These advances bear interest at the prime rate plus 2% (7.25% at December 31, 2004). Interest expense for the years ended December 31, 2004 and 2003 was approximately $160,000 and $1,000, respectively. During the year ended December 31, 2004, the Partnership made payments of approximately $1,524,000 on the advances and approximately $22,000 in accrued interest, from proceeds from the second mortgage obtained on Cooper's Pond Apartments (as discussed below). At December 31, 2004, the total outstanding loans and accrued interest due to an affiliate of the Managing General Partner is approximately $4,534,000 and is included in due to affiliates on the consolidated balance sheet included in "Item 7. Financial Statements". The Partnership expects to repay these advances and related accrued interest from cash from operations during 2005 and subsequent periods.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. The Partnership regularly evaluates the capital improvement needs of the property. The Partnership currently expects to budget approximately $503,000 for 2005 related to the redevelopment project at Peakview Place Apartments. While the Partnership has no other material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. On June 7, 2004 the Partnership obtained a second mortgage loan on Cooper's Pond Apartments in the amount of $2,540,000. The second mortgage requires monthly payments of interest beginning August 1, 2004 until the loan matures July 1, 2007, with interest being equal to the one month LIBOR rate plus 300 basis points (5.42% at December 31, 2004). In connection with obtaining the second mortgage, loan costs of approximately $85,000 were capitalized and are included in other assets on the consolidated balance sheet included in "Item 7. Financial Statements".

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

The remaining mortgage indebtedness of approximately $36,299,000 is amortized over varying periods. The debt encumbering Creekside Apartments and The Lodge Apartments matures in September 2008, at which time balloon payments totaling approximately $11,594,000 will be due. The debt encumbering Peakview Place Apartments and The Village in the Woods Apartments matures in 2020 at which time the loans are scheduled to be fully amortized. The Managing General Partner will attempt to refinance the indebtedness encumbering Cooper's Pond Apartments, Creekside Apartments, and The Lodge Apartments and/or sell the properties prior to their maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2006. Accordingly, prior to such date the Partnership will need to either sell its investment properties or extend the term of the Partnership.

The Partnership distributed the following amounts during the years ended December 31, 2004 and 2003 (in thousands, except per unit data):

                                     Per Limited                         Per Limited
                    Year Ended       Partnership       Year Ended        Partnership
                 December 31, 2004       Unit       December 31, 2003       Unit

Operations             $ --              $ --             $ 132            $ 1.55

Future cash distributions will depend on the levels of net cash generated from operations, the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at December 31, 2004, there can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit any distributions to its partners in 2005 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 51,453 Units in the Partnership representing 68.60% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 68.60% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, DeForest Ventures I L.P., from whom AIMCO, through its merger with Insignia Financial Group, Inc., acquired 25,833.5 (approximately 34.45%) of its Units, had agreed for the benefit of third party unitholders, that it would vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unit holders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Rental income attributable to leases, net of any concessions, is recognized on a straight-line basis over the term of the lease. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

Item 7.     Financial Statements

CENTURY PROPERTIES FUND XVII

LIST OF FINANCIAL STATEMENTS


      Report of Independent Registered Public Accounting Firm

      Consolidated Balance Sheet - December 31, 2004

      Consolidated Statements of Operations - Years ended December 31, 2004 and 2003

      Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2004 and 2003

      Consolidated Statements of Cash Flows - Years ended December 31, 2004 and 2003

      Notes to Consolidated Financial Statements

              Report of Independent Registered Public Accounting Firm



The Partners
Century Properties Fund XVII


We have audited the accompanying consolidated balance sheet of Century Properties Fund XVII as of December 31, 2004, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Properties Fund XVII at December 31, 2004, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.


                                                          /s/ERNST & YOUNG LLP


Greenville, South Carolina
March 21, 2005

                          CENTURY PROPERTIES FUND XVII

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2004


Assets
   Cash and cash equivalents                                                 $ 344
   Receivables and deposits                                                      724
   Restricted escrows                                                            497
   Other assets                                                                  897
   Investment properties (Notes B and E):
      Land                                                    $ 7,078
      Buildings and related personal property                   75,476
                                                               82,554
      Less accumulated depreciation                            (50,362)       32,192

                                                                            $ 34,654
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 454
   Tenant security deposit liabilities                                           284
   Accrued property taxes                                                        713
   Other liabilities                                                             635
   Due to affiliates (Note D)                                                  4,598
   Mortgage notes payable (Note B)                                            46,297

Partners' Deficit
   General partner                                            $ (9,102)
   Limited partners (75,000 units issued and
      outstanding)                                              (9,225)      (18,327)

                                                                            $ 34,654

         See Accompanying Notes to Consolidated Financial Statements



                          CENTURY PROPERTIES FUND XVII

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)


                                                           Years Ended December 31,
                                                              2004         2003
Revenues:
   Rental income                                             $10,637      $10,969
   Other income                                                1,748        1,577
   Casualty gain (Note F)                                         23           --
      Total revenues                                          12,408       12,546

Expenses:
   Operating                                                   6,345        5,786
   General and administrative                                    375          407
   Depreciation                                                3,338        3,006
   Interest                                                    3,560        3,551
   Property taxes                                                960          942
      Total expenses                                          14,578       13,692


Net loss (Note C)                                            $(2,170)     $(1,146)

Net loss allocated to general partner (11.8%)                $ (256)      $ (135)

Net loss allocated to limited partners (88.2%)                (1,914)      (1,011)

                                                             $(2,170) $(1,146)

Net loss per limited partnership unit                        $(25.52)     $(13.48)

Distribution per limited partnership unit                     $ --        $ 1.55

         See Accompanying Notes to Consolidated Financial Statements

                          CENTURY PROPERTIES FUND XVII

           CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)


                                        Limited
                                      Partnership    General    Limited
                                         Units       Partner    Partners     Total

Original capital contributions          75,000        $ --      $75,000     $ 75,000

Partners' deficit at
   December 31, 2002                    75,000       $(8,695)   $(6,184)    $(14,879)

Distribution to partners                    --           (16)      (116)        (132)

Net loss for the year ended
   December 31, 2003                        --          (135)    (1,011)      (1,146)

Partners' deficit at
   December 31, 2003                    75,000        (8,846)    (7,311)     (16,157)

Net loss for the year ended
   December 31, 2004                        --          (256)    (1,914)      (2,170)

Partners' deficit at
   December 31, 2004                    75,000       $(9,102)   $(9,225)    $(18,327)

         See Accompanying Notes to Consolidated Financial Statements

                          CENTURY PROPERTIES FUND XVII

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                               Years Ended December 31,
                                                                  2004          2003
Cash flows from operating activities:
  Net loss                                                      $ (2,170)     $ (1,146)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
     Depreciation                                                  3,338         3,006
     Amortization of loan costs                                       65            57
     Casualty gain                                                   (23)           --
     Bad debt expense                                                610           929
     Change in accounts:
      Receivables and deposits                                      (900)         (772)
      Other assets                                                  (141)         (181)
      Accounts payable                                              (151)           70
      Tenant security deposit liabilities                            (48)           38
      Accrued property taxes                                         (11)          (40)
      Other liabilities                                              (42)          202
      Due to affiliates                                              172            31

        Net cash provided by operating activities                    699         2,194

Cash flows from investing activities:
  Insurance proceeds received                                         27            56
  Net deposits to restricted escrows                                (215)          (70)
  Property improvements and replacements                          (5,934)       (1,604)

        Net cash used in investing activities                     (6,122)       (1,618)

Cash flows from financing activites:
  Loan costs paid                                                    (85)           --
  Payments on mortgage notes payable                              (1,115)       (1,109)
  Distribution to partners                                            --          (132)
  Proceeds from mortgage note payable                              2,540            --
  Advances from affiliate                                          5,518           401
  Payments on advances from affiliate                             (1,524)           --

        Net cash provided by (used in) financing activities        5,334          (840)

Net decrease in cash and cash equivalents                            (89)         (264)

Cash and cash equivalents at beginning of year                       433           697

Cash and cash equivalents at end of year                          $ 344        $ 433

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 3,549      $ 3,547

Supplemental disclosure of non-cash activity:
  Property improvements and replacements in accounts
    Payable                                                       $ 298        $ 366

         See Accompanying Notes to Consolidated Financial Statements

                          CENTURY PROPERTIES FUND XVII

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2004

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

Principles of Consolidation: The financial statements include all the accounts of the Partnership and Apartment CCG 17, L.P., which owns Peakview Place Apartments, Apartment Creek 17, LLC, which owns Creekside Apartments and Apartment Lodge 17, LLC, which owns The Lodge Apartments. The Partnership ultimately holds 100% interest in Apartment CCG 17, L.P., Apartment Creek 17, LLC, and Apartment Lodge 17, LLC. All intra-entity balances have been eliminated.

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

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the apartment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used for real property over 19 years for additions after May 8, 1985, and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property over 27 1/2 years and (2) personal property additions over 5 years.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $296,000 at December 31, 2004 that is maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Replacement Reserves: A replacement reserve account was established in 1998 with the refinancing proceeds for Creekside Apartments and The Lodge Apartments. A replacement reserve account was established during the year ended December 31, 2004 with the second mortgage obtained on Cooper's Pond Apartments. These funds were established to complete listed repairs and replacements. The total reserve account balance at December 31, 2004 is approximately $497,000 which includes interest.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Rental income attributable to leases, net of any concessions, is recognized on a straight-line basis over the term of the lease. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

Deferred Costs: Loan costs of approximately $769,000, less accumulated amortization of approximately $329,000, are included in other assets in the accompanying consolidated balance sheet. The loan costs are amortized over the terms of the related loan agreements. Amortization of loan costs for the years ended December 31, 2004 and 2003 was approximately $65,000 and $57,000, respectively, and is included in interest expense. Amortization expense is expected to be approximately $83,000 in 2005, $82,000 in 2006, $71,000 in 2007,
$46,000 in 2008 and $25,000 in 2009.

Leasing   commissions  and  other  direct  costs  incurred  in  connection  with successful leasing efforts are deferred and amortized over the terms of the related leases. Amortization of these costs is included in operating expenses.

Investment Properties: Investment properties consist of five apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. The Partnership capitalizes all expenditures in excess of $250 that clearly relate to the acquisition and installation of real and personal property components. These expenditures include costs incurred to replace existing property components, costs incurred to add a material new feature to a property, and costs that increase the useful life or service potential of a property component. These capitalized costs are depreciated over the estimated useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were recorded in the years ended December 31, 2004 or 2003.

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The Partnership estimates fair value of discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, fully amortizing long-term debt. The fair value of the Partnership's long term debt at the Partnership's incremental borrowing rate is approximately $49,524,000.

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

Advertising Costs: Advertising costs of approximately $383,000 and $333,000 for the years ended December 31, 2004 and 2003, respectively, were charged to expense as incurred and are included in operating expenses.

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

Note B - Mortgage Notes Payable

The terms of the mortgage notes payable are as follows:


                              Principal     Monthly                           Principal
                              Balance At    Payment                            Balance
                             December 31,  Including   Interest   Maturity     Due At
         Property                2004       Interest     Rate       Date      Maturity
                                 (in thousands)                            (in thousands)

Peakview Place Apartments      $10,896       $ 104    7.99% (1)   01/01/20      $ --
 (formerly Cherry Creek
  Gardens Apartments)
Creekside Apartments             5,952          41    6.43% (1)   09/01/08       5,501
The Lodge Apartments             6,593          45    6.43% (1)   09/01/08       6,093
The Village in the
  Woods Apartments              12,858         126    8.56% (1)   02/01/20          --
Cooper's Pond Apartments
 1st mortgage                    7,458          59    8.77% (1)   07/01/14       6,655
 2nd mortgage                    2,540          11       (2)      07/01/07       2,540
                               $46,297       $ 386                             $20,789

(1)   Fixed rate mortgage.
(2) Variable rate mortgage, with interest being equal to the one month LIBOR rate plus 300 basis points (5.42% at December 31, 2004).

On June 7, 2004 the Partnership obtained a second mortgage loan on Cooper's Pond Apartments in the amount of $2,540,000. The second mortgage requires monthly payments of interest beginning August 1, 2004 until the loan matures July 1, 2007, with interest being equal to the one month LIBOR rate plus 300 basis points (5.42% at December 31, 2004). In connection with obtaining the second mortgage, loan costs of approximately $85,000 were capitalized and are included in other assets.

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

The mortgage notes payable are non-recourse and are secured by pledge of the respective apartment properties and by pledge of revenues from the respective apartment properties. Certain of the notes require prepayment penalties if repaid prior to maturity and all notes prohibit resale of the properties subject to existing indebtedness.

Scheduled principal payments on the mortgage notes payable subsequent to December 31, 2004 are as follows (dollar amounts in thousands):

                            2005               $ 1,111
                            2006                 1,202
                            2007                 3,841
                            2008                12,931
                            2009                 1,225
                         Thereafter             25,987
                                               $46,297

Note C - Income Taxes

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership.

The  following  is a  reconciliation  of reported  net loss and Federal  taxable
(loss) income (in thousands, except per unit data):

                                             2004                2003
Net loss as reported                        $(2,170)           $(1,146)
(Deduct) add:
   Casualty gain                                (23)                --
  Depreciation differences                    1,066              1,588
  Other                                        (210)                92
  Interest expense                             (137)              (137)
Federal taxable (loss) income               $(1,474)            $ 397

Federal taxable (loss) income per
  Limited partnership unit                  $(17.33)            $ 4.67

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

Net liabilities as reported                  $(18,327)
Land and Buildings                              7,490
Accumulated Depreciation                      (19,793)
Syndication and Distribution Costs              9,319
Original issue discount                         3,100
Other                                             456
Net liabilities - Federal tax basis          $(17,755)

Note D - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $604,000 and $623,000 for the years ended December 31, 2004 and 2003, respectively, which are included in operating expenses.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $326,000 and $237,000 for the years ended December 31, 2004 and 2003, respectively, which are included in investment properties and general and administrative expenses. The portion of these reimbursements included in investment properties for the years ended December 31, 2004 and 2003 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $147,000 and $48,000, respectively. The fees are calculated based upon a percentage of current year additions to the investment properties. At December 31, 2004, approximately $64,000 was owed to an affiliate of the Managing General Partner for unpaid reimbursements, which is included in due to affiliates.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. Approximately $13,000 in Partnership management fees were paid along with the distributions from operations made during the year ended December 31, 2003. There were no Partnership management fees paid during the year ended December 31, 2004, as there were no distributions from operations.

An  affiliate  of  the  Managing  General  Partner  has  made  available  to the
Partnership a credit line of up to $150,000 per property owned by the Partnership. During the year ended December 31, 2004, an affiliate of the Managing General Partner exceeded this credit limit and advanced the Partnership approximately $3,830,000 to fund the redevelopment project at Peakview Place Apartments, approximately $425,000 to fund property taxes at The Village in the Woods Apartments and Cooper's Pond Apartments, and approximately $1,263,000 to fund capital improvements and operating expenses at four of the Partnership's investment properties. An affiliate of the Managing General Partner has committed to fund additional redevelopment costs of approximately $503,000 during 2005 (as discussed in Note E), During the year ended December 31, 2003, an affiliate of the Managing General Partner advanced the Partnership approximately $351,000 to fund the redevelopment project at Peakview Place Apartments and approximately $50,000 to fund operating expenses at Cooper's Pond Apartments. These advances bear interest at the prime rate plus 2% (7.25% at December 31, 2004). Interest expense for the years ended December 31, 2004 and 2003 was approximately $160,000 and $1,000, respectively. During the year ended December 31, 2004, the Partnership made payments of approximately $1,524,000 on the advances and approximately $22,000 in accrued interest, from proceeds from the second mortgage obtained on Cooper's Pond Apartments (as discussed in Note
B). At December 31, 2004, the total outstanding loans and accrued interest due to an affiliate of the Managing General Partner is approximately $4,534,000 and is included in due to affiliates. Subsequent to December 31, 2004, an affiliate of the Managing General Partner advanced approximately $1,026,000 to fund the redevelopment project at Peakview Place Apartments, property taxes at The Village in the Woods Apartments and operating expenses at Peakview Place Apartments and The Village in the Woods Apartments. The Partnership expects to repay these advances and related accrued interest from cash from operations during 2005 and subsequent periods.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $191,000 and $175,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 51,453 Units in the Partnership representing 68.60% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 68.60% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, DeForest Ventures I L.P., from whom AIMCO, through its merger with Insignia Financial Group, Inc., acquired 25,833.5 (approximately 34.45%) of its Units, had agreed for the benefit of third party unitholders, that it would vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unit holders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Note E - Investment Properties and Accumulated Depreciation

                                                   Initial Cost
                                                  To Partnership
                                                  (in thousands)

                                                                         Net Cost
                                                         Buildings      Capitalized
                                                        and Related   (Written Down)
                                                          Personal     Subsequent to
Description                   Encumbrances     Land       Property      Acquisition
                             (in thousands)                           (in thousands)

Peakview Place Apartments
 (formerly Cherry Creek
  Gardens Apartments)           $10,896       $ 1,320     $11,879         $ 7,930
Creekside Apartments              5,952         1,366       7,307           3,711
The Lodge Apartments              6,593         1,575       8,580           4,152
The Village in the Woods
  Apartments                     12,858         2,852      20,915          (6,307)
Cooper's Pond Apartments          9,998         1,476      12,505           3,293

Total                           $46,297       $ 8,589     $61,186         $12,779


                      Gross Amount At Which
                             Carried
                       At December 31, 2004
                         (in thousands)

                             Buildings
                            And Related                         Year of
                             Personal            Accumulated   Construc-   Date    Depreciable
Description          Land    Property    Total   Depreciation    tion    Acquired     Life
                                                (in thousands)

Peakview Place
 Apartments
(formerly Cherry
 Creek Gardens
 Apartments)       $ 1,320    $19,809   $21,129    $11,440       1979      9/82     5-30 yrs
Creekside
 Apartments          1,366     11,018    12,384      7,828       1974      10/82    5-30 yrs
The Lodge
 Apartments          1,577     12,730    14,307      8,906       1974      10/82    5-30 yrs
The Village in
 the Woods
 Apartments          1,500     15,960    17,460      10,622      1983      10/82    5-30 yrs
Cooper's Pond
 Apartments          1,315     15,959    17,274     11,566     1979-1981   3/83     5-30 yrs
Total              $ 7,078    $75,476   $82,554    $50,362

During the year ended December 31, 2003, the Managing General Partner began a major redevelopment project at Peakview Place Apartments. The property has had difficulty staying competitive and needed to be updated. Therefore, in an effort to increase occupancy and become competitive in the local market, a significant redevelopment project has been started and is expected to be completed in April 2005. During the construction period, certain expenses are being capitalized and depreciated over the remaining life of the property. As of December 31, 2004, approximately $243,000 of interest, approximately $22,000 of real estate taxes and approximately $69,000 of operating costs have been capitalized.

The total cost of the redevelopment is expected to be approximately $4,840,000, approximately $3,697,000 and $640,000 of which was completed during the years ended December 31, 2004 and 2003, respectively. The project is being funded by advances from an affiliate of the Managing General Partner. It is expected that the redevelopment will continue to be funded from operating cash flow and advances from an affiliate of the Managing General Partner.

Reconciliation of "investment properties and accumulated depreciation":

                                                Years Ended December 31,
                                                  2004            2003
Investment Properties                                (in thousands)
Balance at beginning of year                    $76,700          $74,774
    Property improvements                         5,866            1,926
    Disposal of property                            (12)              --
Balance at end of year                          $82,554          $76,700

Accumulated Depreciation
Balance at beginning of year                    $47,032          $44,026
    Additions charged to expense                  3,338            3,006
    Disposal of property                             (8)              --
Balance at end of year                          $50,362          $47,032

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2004 and 2003 is approximately $90,044,000 and $84,263,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2004 and 2003, is approximately $70,155,000 and $67,883,000, respectively.

Note F - Casualty Event

In October 2003, there was a fire at Cooper's Pond Apartments, causing minor damage to seven units. The property suffered damages of approximately $33,000. Insurance proceeds of approximately $27,000 were received during the year ended December 31, 2004, to cover the damages. After writing off the undepreciated damaged assets of approximately $4,000, the Partnership recognized a casualty gain of approximately $23,000 for the year ended December 31, 2004.

Note G - Contingencies

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

On January 28, 2004, the Objector filed his opening brief in the Appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. The plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Managing General Partner and Plaintiffs. In addition both the Objector and plaintiffs filed briefs in connection with the second appeal. On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in an action in the United States District Court, District of Columbia. The plaintiffs have styled their complaint as a collective action under the Fair Labor Standards Act ("FLSA") and seek to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, plaintiffs allege AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Discovery relating to the certification of the collective action has concluded and briefing on the matter is underway. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership and operation of its properties, the Partnership could potentially be liable for environmental liabilities or costs associated with its properties.

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements. The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure. Affiliates of the Managing General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the Managing General Partner believes that these measures will eliminate, or at least minimize, the effects that mold could have on residents. To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions. Because the law regarding mold is unsettled and subject to change the Managing General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

SEC Investigation

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Item 8b.    Other Information

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

Name                        Age    Position

Martha L. Long               45    Director and Senior Vice President
Harry G. Alcock              42    Director and Executive Vice President
Miles Cortez                 61    Executive Vice President, General Counsel
                                     and Secretary
Patti K. Fielding            41    Executive Vice President
Paul J. McAuliffe            48    Executive Vice President and Chief
                                     Financial Officer
Thomas M. Herzog             42    Senior Vice President and Chief Accounting
                                     Officer
Stephen B. Waters            43    Vice President

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

Harry G. Alcock was appointed as a Director of the Managing General Partner in October 2004 and was appointed Executive Vice President of the (Managing, Corporate) General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999. Prior to October 1999 Mr. Alcock served as a Vice President of AIMCO from July 1996 to October 1997, when he was promoted to Senior Vice President Acquisitions where he served until October 1999. Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994.

Miles Cortez was appointed Executive Vice President, General Counsel and Secretary of the Managing General Partner in February 2004 and of AIMCO in August 2001. Prior to joining AIMCO, Mr. Cortez was the senior partner of Cortez Macaulay Bernhardt & Schuetze LLC, a Denver law firm, from December 1997 through September 2001.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the Managing General Partner in February 2004 and of AIMCO in February 2003. Ms. Fielding was appointed Treasurer of AIMCO in January 2005. Ms. Fielding is responsible for debt financing and the treasury department. Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003. Ms. Fielding joined AIMCO in February 1997 as a Vice President.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the Managing General Partner since April 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and was appointed Chief Financial Officer of AIMCO in October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas M. Herzog was appointed Senior Vice President and Chief Accounting Officer of the Managing General Partner in February 2004 and of AIMCO in January 2004. Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002. Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 until 2000.

Stephen B. Waters was appointed Vice President of the Managing General Partner in April 2004. Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999. Mr. Waters has responsibilities for real estate and partnership accounting with AIMCO.

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

Item 10.    Executive Compensation

Neither the directors nor the officers of the Managing General Partner received any remuneration from the Partnership during the year ended December 31, 2004.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding limited partnership units (the "Units") of the Registrant owned by each person who is known by the Registrant to own beneficially or exercise voting or dispositive control over more than 5% of the Registrant's Units, by each of the directors and by the directors and officers of the Managing General Partner as a group as of December 31, 2004.

                                           Amount and nature of        %
   Name of Beneficial Owner                  Beneficial Owner       of Units

   AIMCO IPLP, L.P.                             25,833.50            34.45%
     (an affiliate of AIMCO)
   Fox Capital Management Corporation              100.00             0.13%
     (an affiliate of AIMCO)
   IPLP Acquisition I LLC                        3,369.50             4.49%
     (an affiliate of AIMCO)
   AIMCO Properties, L.P.                       22,150.00            29.53%
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

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $604,000 and $623,000 for the years ended December 31, 2004 and 2003, respectively, which are included in operating expenses on the consolidated statements of operations included in "Item 7. Financial Statements".

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $326,000 and $237,000 for the years ended December 31, 2004 and 2003, respectively, which are included in investment properties and general and administrative expenses on the consolidated financial statements included in "Item 7. Financial Statements". The portion of these reimbursements included in investment properties for the years ended December 31, 2004 and 2003 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $147,000 and $48,000, respectively. The fees are calculated based upon a percentage of current year additions to the investment properties. At December 31, 2004, approximately $64,000 was owed to an affiliate of the Managing General Partner for unpaid reimbursements, which is included in due to affiliates on the consolidated balance sheet included in "Item 7. Financial Statements".

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. Approximately $13,000 in Partnership management fees were paid along with the distributions from operations made during the year ended December 31, 2003. There were no Partnership management fees paid during the year ended December 31, 2004, as there were no distributions from operations.

An  affiliate  of  the  Managing  General  Partner  has  made  available  to the
Partnership a credit line of up to $150,000 per property owned by the Partnership. During the year ended December 31, 2004, an affiliate of the Managing General Partner exceeded this credit limit and advanced the Partnership approximately $3,830,000 to fund the redevelopment project at Peakview Place Apartments, approximately $425,000 to fund property taxes at The Village in the Woods Apartments and Cooper's Pond Apartments, and approximately $1,263,000 to fund capital improvements and operating expenses at four of the Partnership's investment properties. An affiliate of the Managing General Partner has committed to fund additional redevelopment costs of approximately $503,000 during 2005 (as discussed in Note E to the consolidated financial statements included in "Item 7. Financial Statements"). During the year ended December 31, 2003, an affiliate of the Managing General Partner advanced the Partnership approximately $351,000 to fund the redevelopment project at Peakview Place Apartments and approximately $50,000 to fund operating expenses at Cooper's Pond Apartments. These advances bear interest at the prime rate plus 2% (7.25% at December 31, 2004). Interest expense for the years ended December 31, 2004 and 2003 was approximately $160,000 and $1,000, respectively. During the year ended December 31, 2004, the Partnership made payments of approximately $1,524,000 on the advances and approximately $22,000 in accrued interest, from proceeds from the second mortgage obtained on Cooper's Pond Apartments (as discussed in Note
B). At December 31, 2004, the total outstanding loans and accrued interest due to an affiliate of the Managing General Partner is approximately $4,534,000 and is included in due to affiliates on the consolidated balance sheet included in "Item 7. Financial Statements". The Partnership expects to repay these advances and related accrued interest from cash from operations during 2005 and subsequent periods.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $191,000 and $175,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 51,453 Units in the Partnership representing 68.60% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 68.60% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, DeForest Ventures I L.P., from whom AIMCO, through its merger with Insignia Financial Group, Inc., acquired 25,833.5 (approximately 34.45%) of its Units, had agreed for the benefit of third party unitholders, that it would vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unit holders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Item 13.    Exhibits

            See Exhibit Index.

Item 14.    Principal Accounting Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2005. The aggregate fees billed for services rendered by Ernst & Young LLP for 2004 and 2003 are described below.

Audit Fees. Fees for audit services totaled approximately $53,000 and $54,000 for 2004 and 2003, respectively. Fees for audit services also include fees for the reviews of the Partnership's Quarterly Reports on Form 10-QSB.

Tax Fees. Fees for tax services totaled approximately $15,000 and $17,000 for 2004 and 2003, respectively.

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



                                    CENTURY PROPERTIES FUND XVII


                                    By:   Fox Partners
                                          General Partner

                                    By:   Fox Capital Management Corporation
                                          Managing General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                          /s/Stephen B. Waters
                                    By:   Stephen B. Waters
                                          Vice President


                                    Date: March 25, 2005


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/Harry G. Alcock            Director and Executive   Date: March 25, 2005
Harry G. Alcock               Vice President



/s/Martha L. Long             Director and Senior Vice Date: March 25, 2005
Martha L. Long                President


/s/Stephen B. Waters          Vice President           Date: March 25, 2005
Stephen B. Waters

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

Date:  March 25, 2005

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

Date:  March 25, 2005
                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of Fox Capital
                                    Management Corporation,
                                    equivalent of the chief
                                    financial officer of the
                                    Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Century Properties Fund XVII (the "Partnership"), for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  March 25, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  March 25, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.