Form 10QSB
period 2005-03-31
CENTURY PROPERTIES FUND XVII
filed 2005-05-16
CIK 356472

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2005


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

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS


                          CENTURY PROPERTIES FUND XVII

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 2005



Assets
   Cash and cash equivalents                                                 $ 268
   Receivables and deposits                                                     817
   Restricted escrows                                                           508
   Other assets                                                                 996
   Investment properties:
      Land                                                   $ 7,078
      Buildings and related personal property                  76,182
                                                               83,260
      Less accumulated depreciation                           (51,410)       31,850
                                                                           $ 34,439
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 441
   Tenant security deposit liabilities                                          284
   Accrued property taxes                                                       496
   Other liabilities                                                            617
   Due to affiliates (Note B)                                                 5,766
   Mortgage notes payable                                                    46,027

Partners' Deficit
   General partner                                           $ (9,204)
   Limited partners (75,000 units issued and
      outstanding)                                             (9,988)      (19,192)
                                                                           $ 34,439


         See Accompanying Notes to Consolidated Financial Statements

                          CENTURY PROPERTIES FUND XVII

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                                                   Three Months Ended
                                                                        March 31,
                                                                   2005            2004
Revenues:
   Rental income                                                 $ 2,779          $2,620
   Other income                                                      415             409
   Casualty gain (Note C)                                             --              19
      Total revenues                                               3,194           3,048

Expenses:
   Operating                                                       1,676           1,349
   General and administrative                                        104              95
   Depreciation                                                    1,048             755
   Interest                                                          970             847
   Property taxes                                                    261             255
      Total expenses                                               4,059           3,301

Net loss                                                          $ (865)         $ (253)

Net loss allocated to general partner (11.8%)                     $ (102)         $ (30)
Net loss allocated to limited partners (88.2%)                      (763)           (223)

                                                                  $ (865)         $ (253)

Net loss per limited partnership unit                            $(10.17)         $(2.97)


         See Accompanying Notes to Consolidated Financial Statements

                          CENTURY PROPERTIES FUND XVII

            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Original capital contributions        75,000       $ --       $75,000     $ 75,000

Partners' deficit at
   December 31, 2004                  75,000     $(9,102)     $(9,225)    $(18,327)

Net loss for the three months
   ended March 31, 2005                   --        (102)        (763)        (865)

Partners' deficit at
   March 31, 2005                     75,000     $(9,204)     $(9,988)    $(19,192)

         See Accompanying Notes to Consolidated Financial Statements


                          CENTURY PROPERTIES FUND XVII

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                               Three Months Ended
                                                                   March 31,
                                                               2005          2004
Cash flows from operating activities:
  Net loss                                                    $ (865)       $ (253)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Depreciation                                               1,048           755
     Amortization of loan costs                                    21            14
     Casualty gain                                                 --           (19)
     Change in accounts:
      Receivables and deposits                                    (93)          (72)
      Other assets                                               (120)         (271)
      Accounts payable                                            209           171
      Tenant security deposit liabilities                          --           (10)
      Accrued property taxes                                     (217)         (286)
      Due to affiliates                                           142            63
      Other liabilities                                           (18)         (136)

            Net cash provided by (used in) operating
                activities                                        107           (44)

Cash flows from investing activities:
  Net (deposits to) withdrawals from restricted escrows           (11)            2
  Property improvements and replacements                         (928)       (1,170)
  Insurance proceeds received                                      --            23

            Net cash used in investing activities                (939)       (1,145)

Cash flows from financing activities:
  Payments on mortgage notes payable                             (270)         (292)
  Advances from affiliate                                       1,026         1,544

            Net cash provided by financing activities             756         1,252

Net (decrease) increase in cash and cash equivalents              (76)           63

Cash and cash equivalents at beginning of period                  344           433

Cash and cash equivalents at end of period                     $ 268         $ 496

Supplemental disclosure of cash flow information:
  Cash paid for interest                                       $ 890         $ 873
Supplemental disclosure of non-cash activity:
  Property improvements and replacements included
   in accounts payable                                         $ 76          $ 446

At  December  31,  2004  and  2003,   approximately   $298,000   and   $366,000,
respectively,  of  property  improvements  and  replacements  were  included  in accounts payable, and are included in property  improvements and replacements at
March 31, 2005 and 2004, respectively.

         See Accompanying Notes to Consolidated Financial Statements

                          CENTURY PROPERTIES FUND XVII

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XVII (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation, the managing general partner of the Partnership, (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $159,000 and $148,000 for the three months ended March 31, 2005 and 2004, respectively, which are included in operating expenses.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $72,000 and $57,000 for the three months ended March 31, 2005 and 2004, respectively, which are included in investment properties and general and administrative expenses. The portion of these reimbursements included in investment properties for the three months ended March 31, 2005 and 2004 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $19,000 and $13,000, respectively. The fees are calculated based upon a percentage of current year additions to investment properties. At March 31, 2005, approximately $113,000 was owed to an affiliate of the Managing General Partner for unpaid reimbursements, which is included in due to affiliates.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. There were no Partnership management fees paid during the three months ended March 31, 2005 or 2004 as there were no distributions from operations.

An  affiliate  of  the  Managing  General  Partner  has  made  available  to the
Partnership a credit line of up to $150,000 per property owned by the Partnership. During the three months ended March 31, 2005, an affiliate of the Managing General Partner exceeded this credit limit and advanced the Partnership approximately $528,000 to fund the redevelopment project at Peakview Place Apartments and has committed to fund additional redevelopment costs of approximately $92,000 for Peakview Place Apartments and $2,000,000 for The Village in the Woods Apartments (as discussed in "Item 2. Management's Discussion and Analysis or Plan of Operation"), and approximately $498,000 to fund property taxes and operating expenses at The Village in the Woods Apartments and Peakview Place Apartments. During the three months ended March 31, 2004, an affiliate of the Managing General Partner advanced the Partnership approximately $984,000 to fund the redevelopment project at Peakview Place Apartments, approximately $425,000 to fund property taxes at The Village in the Woods Apartments and Cooper's Pond Apartments, and approximately $135,000 to fund operating expenses at The Lodge Apartments. These advances bear interest at the prime rate plus 2% (7.75% at March 31, 2005). Interest expense for the three months ended March 31, 2005 and 2004 was approximately $93,000 and $17,000, respectively. At March 31, 2005, the total outstanding advances and accrued interest due to an affiliate of the Managing General Partner is approximately $5,653,000 and is included in due to affiliates. The Partnership expects to pay these advances and related accrued interest from cash from operations during 2007 and subsequent periods. Subsequent to March 31, 2005 an affiliate of the Managing General Partner advanced the Partnership approximately $728,000 to fund the redevelopment project at The Village in the Woods Apartments, approximately $82,000 to fund the redevelopment project at Peakview Place Apartments and approximately $100,000 to fund operations at Peakview Place Apartments.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the three months ended March 31, 2005, the Partnership was charged by AIMCO and its affiliates approximately $114,000 for hazard insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2005 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $191,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2004.

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

Note D - Contingencies

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. On January 28, 2002, the trial court granted defendants motion to strike the complaint.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004, the Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. The Managing General Partner and its affiliates are currently scheduled to file an answer to Objector's petition on May 18, 2005.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

AIMCO  Properties  L.P.  and NHP  Management  Company,  both  affiliates  of the
Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Oral argument relating to the certification of the collective action took place on May 12, 2005 and the parties await a ruling from the Court. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

SEC Investigation

The Central Regional Office of the United States Securities and Exchange Commission (the "SEC") is conducting a formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, and tax credit transactions. At the end of the first quarter of 2005, the SEC added certain tender offers for limited partnership interests as an area of investigation. AIMCO is cooperating fully. AIMCO is not able to predict when the investigation will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

The Partnership's investment properties consist of five apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2005 and 2004:

                                                   Average Occupancy
      Property                                      2005       2004

      Peakview Place Apartments (1)                 70%        80%
         Englewood, Colorado
      Creekside Apartments (2)                      96%        85%
         Denver, Colorado
      The Lodge Apartments (3)                      77%        85%
         Denver, Colorado
      The Village in the Woods Apartments           76%        78%
         Cypress, Texas
      Cooper's Pond Apartments (4)                  98%        90%
         Tampa, Florida

(1) The Managing General Partner attributes the decrease in occupancy at Peakview Place Apartments to units made unavailable for lease as a result of the redevelopment project at the property (as discussed in "Results of Operations").

(2) The Managing General Partner attributes the increase in occupancy at Creekside Apartments to increased resident retention efforts.

(3) The Managing General Partner attributes the decrease in occupancy at The Lodge Apartments to an increase in credit standards and the implementation of a strict collection policy.

(4) The Managing General Partner attributes the increase in occupancy at Cooper's Pond Apartments to improved economic conditions in the Tampa area.

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

Results of Operations

The Partnership's net loss for the three months ended March 31, 2005 and 2004 was approximately $865,000 and $253,000, respectively. The increase in net loss is due to an increase in total expenses, partially offset by an increase in total revenues. The increase in total expenses is due to increases in operating, general and administrative, depreciation, interest and property tax expenses. The increase in operating expenses is primarily due to increases in utility expenses at Cooper's Pond Apartments and Creekside Apartments, advertising expenses at Peakview Place Apartments, Creekside Apartments, and The Lodge Apartments, and payroll related expenses at all of the Partnership's investment properties. The increase in depreciation expense is due to property improvements and replacements placed into service at the Partnership's investment properties during the past twelve months. The increase in interest expense is primarily due to an increase in interest on advances from an affiliate of the Managing General Partner, a larger debt balance encumbering Cooper's Pond Apartments as a result of the second mortgage obtained in June 2004 (as discussed in "Liquidity and Capital Resources"), and a decrease in interest capitalized at Peakview Place Apartments, due to a redevelopment project at the property which required 8 and 21 units to be vacated at March 31, 2005 and 2004, respectively, in order to expedite construction, partially offset by scheduled principal payments made on the mortgages encumbering the Partnership's investment properties, which reduced the carrying balance of the loans. The increase in property tax expense is primarily due to a decrease in real estate taxes capitalized as a result of the redevelopment project at Peakview Place Apartments. The increase in general and administrative expenses is primarily due to an increase in the cost of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for the three months ended March 31, 2005 and 2004 are costs associated with the quarterly communications with the investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The increase in total revenues is due to increases in both rental and other income, partially offset by the recognition of a casualty gain during 2004. The increase in rental income is due to increases in occupancy at Cooper's Pond Apartments and Creekside Apartments and average rental rates at four properties, and a decrease in bad debt expense at all of the Partnership's investment properties, partially offset by decreases in occupancy at Peakview Place Apartments, The Lodge Apartments and The Village in the Woods Apartments and the average rental rate at The Village in the Woods Village Apartments. The increase in other income is primarily due to an increase in utility reimbursements, partially offset by a decrease in lease cancellation fees at all of the Partnership's investment properties.

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

During 2003, the Managing General Partner began a major redevelopment project at Peakview Place Apartments. The property has had difficulty staying competitive and needed to be updated. Therefore, in an effort to increase occupancy and become competitive in the local market, a significant redevelopment project is underway and is expected to be completed in May 2005. During the construction period, certain expenses are being capitalized and depreciated over the remaining life of the property. During the three months ended March 31, 2005 and 2004, approximately $34,000 and $58,000 of interest, approximately $1,000 and $6,000 of real estate taxes, and approximately $8,000 and $14,000 of other construction period costs were capitalized.

Liquidity and Capital Resources

At March 31, 2005, the Partnership had cash and cash equivalents of approximately $268,000, compared to approximately $496,000 at March 31, 2004. The decrease in cash and cash equivalents of approximately $76,000, from December 31, 2004, is due to approximately $939,000 of cash used in investing activities, partially offset by approximately $756,000 of cash provided by financing activities and approximately $107,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements and net deposits to escrow accounts maintained by mortgage lenders. Cash provided by financing activities consisted of advances from an affiliate of the Managing General Partner, partially offset by payments of principal made on the mortgages encumbering the Partnership's properties. The Partnership invests its working capital reserves in interest bearing accounts.

An  affiliate  of  the  Managing  General  Partner  has  made  available  to the
Partnership a credit line of up to $150,000 per property owned by the Partnership. During the three months ended March 31, 2005, an affiliate of the Managing General Partner exceeded this credit limit and advanced the Partnership approximately $528,000 to fund the redevelopment project at Peakview Place Apartments and has committed to fund additional redevelopment costs of approximately $92,000 for Peakview Place Apartments and $2,000,000 for The Village in the Woods Apartments (as discussed below), and approximately $498,000 to fund property taxes and operating expenses at The Village in the Woods Apartments and Peakview Place Apartments. During the three months ended March 31, 2004, an affiliate of the Managing General Partner advanced the Partnership approximately $984,000 to fund the redevelopment project at Peakview Place Apartments, approximately $425,000 to fund property taxes at The Village in the Woods Apartments and Cooper's Pond Apartments, and approximately $135,000 to fund operating expenses at The Lodge Apartments. These advances bear interest at the prime rate plus 2% (7.75% at March 31, 2005). Interest expense for the three months ended March 31, 2005 and 2004 was approximately $93,000 and $17,000, respectively. At March 31, 2005, the total outstanding advances and accrued interest due to an affiliate of the Managing General Partner is approximately $5,653,000 and is included in due to affiliates. The Partnership expects to pay these advances and related accrued interest from cash from operations during 2007 and subsequent periods. Subsequent to March 31, 2005 an affiliate of the Managing General Partner advanced the Partnership approximately $728,000 to fund the redevelopment project at The Village in the Woods Apartments, approximately $82,000 to fund the redevelopment project at Peakview Place Apartments and approximately $100,000 to fund operations at Peakview Place Apartments.

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

Peakview Place Apartments

During the three months ended March 31, 2005, the Partnership completed approximately $392,000 of capital improvements arising from the redevelopment of the property, which includes capitalization of construction period interest of approximately $34,000, real estate taxes of approximately $1,000 and other construction period costs of approximately $8,000. There were 8 units in redevelopment and not in service at March 31, 2005. Additional capital improvements of approximately $10,000 during the three months ended March 31, 2005 consisted primarily of appliance replacements. These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner. The property is currently undergoing a redevelopment project in order to become more competitive with other properties in the area and to increase occupancy at the property. Based on current redevelopment plans, the Managing General Partner anticipates the redevelopment to be complete in May 2005 at a total cost of approximately $4,821,000, approximately $3,697,000 and $640,000 of which was completed during 2004 and 2003, respectively. The project is being funded by advances from an affiliate of the Managing General Partner. Approximately $528,000 was advanced during the three months ended March 31, 2005 to pay for redevelopment project costs. The Partnership regularly evaluates the capital improvement needs of the property. The Partnership currently expects to spend approximately $92,000 for property redevelopment during the remainder of 2005. In addition, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Creekside Apartments

During the three months ended March 31, 2005, the Partnership completed approximately $53,000 of capital improvements at Creekside Apartments, consisting primarily of handrails and floor covering replacement. These improvements were funded from replacement reserves and operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Lodge Apartments

During the three months ended March 31, 2005, the Partnership completed approximately $40,000 of capital improvements at The Lodge Apartments, consisting primarily of floor covering replacement. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Village in the Woods Apartments

During the three months ended March 31, 2005, the Partnership completed approximately $69,000 of capital improvements at The Village in the Woods Apartments, consisting primarily of interior building improvements and floor covering replacement. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. Subsequent to March 31, 2005, the Partnership began a major redevelopment project in order for the property to become more competitive with other properties in the Houston area and to increase occupancy at the property. Based on current redevelopment plans, the Managing General Partner anticipates the redevelopment to be complete in the fourth quarter of 2006 at a total cost of approximately $5,742,000. The project is expected to consist of structural upgrades, interior and exterior building improvements, balcony and deck upgrades, the addition of a fitness center, clubhouse and swimming pool upgrades, major landscaping, sewer upgrades, parking area upgrades and exterior lighting upgrades. In March 2005, the Partnership entered into a construction contract for approximately $3,300,000 related to this project. The Partnership expects to fund the redevelopment from operating cash flow and advances from an affiliate of the Managing General Partner. Certain routine capital expenditures are anticipated during the remainder of 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Cooper's Pond Apartments

During the three months ended March 31, 2005, the Partnership completed approximately $142,000 of capital improvements at Cooper's Pond Apartments, consisting primarily of roof replacement, gutter upgrades, structural improvements, exterior building improvements, furniture upgrades, major landscaping and floor covering replacement. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. On June 7, 2004 the Partnership obtained a second mortgage loan on Cooper's Pond Apartments in the amount of $2,540,000. The second mortgage requires monthly payments of interest beginning August 1, 2004 until the loan matures July 1, 2007, with interest being equal to the one month LIBOR rate plus 300 basis points (5.86% at March 31, 2005).

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

The remaining mortgage indebtedness of approximately $36,044,000 is amortized over varying periods. The debt encumbering Creekside Apartments and The Lodge Apartments matures in September 2008, at which time balloon payments totaling approximately $11,594,000 will be due. The debt encumbering Peakview Place Apartments and The Village in the Woods Apartments matures in 2020 at which time the loans are scheduled to be fully amortized. The Managing General Partner will attempt to refinance the indebtedness encumbering Cooper's Pond Apartments, Creekside Apartments, and The Lodge Apartments and/or sell the properties prior to their maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

No cash distributions were made to the partners during the three months ended March 31, 2005 or 2004. Future cash distributions will depend on the levels of net cash generated from operations, the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at March 31, 2005, there can be no assurance that the Partnership will generate sufficient funds from operations, after required capital improvement expenditures to permit any distributions to its partners during 2005 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 51,785 limited partnership units (the "Units") in the Partnership representing 69.05% of the outstanding Units at March 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 69.05% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, DeForest Ventures I L.P., from whom AIMCO, through its merger with Insignia Financial Group, Inc., acquired 25,833.5 (approximately 34.45%) of its Units, had agreed for the benefit of third party unitholders, that it would vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unit holders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. On January 28, 2002, the trial court granted defendants motion to strike the complaint.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2005, the Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal relating to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. The Managing General Partner and its affiliates are currently scheduled to file an answer to Objector's petition on May 18, 2005.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

AIMCO  Properties  L.P.  and NHP  Management  Company,  both  affiliates  of the
Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Oral argument relating to the certification of the collective action took place on May 12, 2005 and the parties await a ruling from the Court. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 18, 2005, the Partnership filed an information statement notifying holders of limited partnership units that AIMCO and its affiliates, owning 51,785 limited partnership units, or approximately 69.05% of total outstanding limited partnership units, agreed to provide written consent to authorize the Managing General Partner to obtain a redevelopment loan of approximately $2,000,000 from AIMCO Properties, L.P. with interest charged in excess of the rate stated in the Partnership Agreement. The redevelopment loan would help fund an estimated $5,742,000 redevelopment project at The Village in the Woods Apartments that the Managing General Partner believes is in the best interest of the Partnership. An affiliate of the Managing General Partner is to receive a $25,000 redevelopment planning fee and a redevelopment supervision fee of 4% of the actual redevelopment costs, or approximately $228,000 based on current estimated redevelopment costs.

On May 8, 2005, the written consent expired pursuant to its terms. The redevelopment loan will bear interest at 10.0% and the redevelopment planning and supervision fees will be paid.

ITEM 5.     OTHER INFORMATION

On April 12, 2005, the Managing General Partner amended the Partnership Agreement to extend the termination date of the Partnership from December 31, 2006 to December 31, 2021.

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


                                    Date:  May 16, 2005

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


      32.1 Certification of the equivalent of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date:  May 16, 2005

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

Date:  May 16, 2005

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Century Properties Fund XVII (the "Partnership"), for the quarterly period ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  May 16, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  May 16, 2005

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.