Form 10QSB
period 2005-06-30
CENTURY PROPERTIES FUND XVII
filed 2005-08-15
CIK 356472

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2005


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
(State or other jurisdiction of                                (I.R.S. Employer
 incorporation or organization)                               IdentificationNo.)

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

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS

                          CENTURY PROPERTIES FUND XVII

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                  June 30, 2005


Assets
   Cash and cash equivalents                                                 $ 209
   Receivables and deposits                                                     787
   Restricted escrows                                                           564
   Other assets                                                                 803
   Investment properties:
      Land                                                   $ 7,078
      Buildings and related personal property                  78,505
                                                               85,583
      Less accumulated depreciation                           (52,464)       33,119
                                                                           $ 35,482
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 654
   Tenant security deposit liabilities                                          294
   Accrued property taxes                                                       508
   Other liabilities                                                            597
   Due to affiliates (Note B)                                                 7,815
   Mortgage notes payable                                                    45,716

Partners' Deficit
   General partner                                           $ (9,311)
   Limited partners (75,000 units issued and
      outstanding)                                            (10,791)      (20,102)
                                                                           $ 35,482

         See Accompanying Notes to Consolidated Financial Statements

                          CENTURY PROPERTIES FUND XVII

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                              Three Months Ended       Six Months Ended
                                                   June 30,                June 30,
                                               2005        2004        2005        2004
Revenues:
   Rental income                             $ 2,884      $ 2,633     $ 5,663     $ 5,253
  Other income                                   396          410         811         819
  Casualty gain (Note C)                          --           --          --          19
     Total revenues                            3,280        3,043       6,474       6,091

Expenses:
   Operating                                   1,715        1,585       3,391       2,934
   General and administrative                    107           95         211         190
   Depreciation                                1,054          758       2,102       1,513
   Interest                                    1,045          893       2,015       1,740
   Property taxes                                269          263         530         518
     Total expenses                            4,190        3,594       8,249       6,895

Net loss                                      $ (910)     $ (551)     $(1,775)    $ (804)

Net loss allocated to general
   partner (11.8%)                            $ (107)      $ (65)     $ (209)      $ (95)
Net loss allocated to limited
   partners (88.2%)                             (803)        (486)     (1,566)       (709)

                                              $ (910)     $ (551)     $(1,775)    $ (804)

Net loss per limited partnership unit        $(10.71)     $ (6.48)    $(20.88)    $ (9.45)

         See Accompanying Notes to Consolidated Financial Statements

                          CENTURY PROPERTIES FUND XVII

            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Original capital contributions        75,000       $ --      $ 75,000     $ 75,000

Partners' deficit at
   December 31, 2004                  75,000     $(9,102)    $ (9,225)    $(18,327)

Net loss for the six months
   Ended June 30, 2005                    --        (209)      (1,566)      (1,775)

Partners' deficit at
   June 30, 2005                      75,000     $(9,311)    $(10,791)    $(20,102)

         See Accompanying Notes to Consolidated Financial Statements

                          CENTURY PROPERTIES FUND XVII

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                               Six Months Ended
                                                                    June 30,
                                                                2005         2004
Cash flows from operating activities:
  Net loss                                                   $(1,775)      $  (804)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Depreciation                                              2,102         1,513
     Amortization of loan costs                                   45            28
     Casualty gain                                                --           (19)
     Change in accounts:
      Receivables and deposits                                   (63)         (331)
      Other assets                                                49          (307)
      Accounts payable                                            96            28
      Tenant security deposit liabilities                         10           (12)
      Accrued property taxes                                    (205)         (230)
      Other liabilities                                          (38)          (89)
      Due to affiliates                                          321            (1)
            Net cash provided by (used in) operating
                activities                                       542          (224)
Cash flows from investing activities:
  Property improvements and replacements                      (2,925)       (2,794)
  Net deposits to restricted escrows                             (67)         (140)
  Insurance proceeds received                                     --            23
            Net cash used in investing activities             (2,992)       (2,911)
Cash flows from financing activities:
  Payments on mortgage notes payable                            (581)         (589)
  Loan costs paid                                                 --           (74)
  Payments on advances from affiliate                             --        (1,524)
  Proceeds from mortgage note payable                             --         2,540
  Advances from affiliate                                      2,896         2,914
            Net cash provided by financing activities          2,315         3,267

Net (decrease) increase in cash and cash equivalents            (135)          132
Cash and cash equivalents at beginning of period                 344           433
Cash and cash equivalents at end of period                   $   209       $   565
Supplemental disclosure of cash flow information:
  Cash paid for interest                                     $ 1,869       $ 1,772
Supplemental disclosure of non-cash activity:
  Property improvements and replacements included
   in accounts payable                                       $   402       $   663

At  December  31,  2004  and  2003,   approximately   $298,000   and   $366,000,
respectively,  of  property  improvements  and  replacements  were  included  in accounts payable, and are included in property  improvements and replacements at
June 30, 2005 and 2004, respectively.

         See Accompanying Notes to Consolidated Financial Statements

                          CENTURY PROPERTIES FUND XVII

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XVII (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation, the managing general partner of the Partnership, (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $323,000 and $295,000 for the six months ended June 30, 2005 and 2004, respectively, which are included in operating expenses.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $122,000 and $107,000 for the six months ended June 30, 2005 and 2004, respectively, which are included in investment properties and general and administrative expenses. The portion of these reimbursements included in investment properties for the six months ended June 30, 2005 and 2004 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $23,000 and $17,000, respectively. The fees are calculated based upon a percentage of additions to investment properties. At June 30, 2005, approximately $163,000 was owed to an affiliate of the Managing General Partner for unpaid reimbursements, which is included in due to affiliates.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. There were no Partnership management fees paid during the six months ended June 30, 2005 or 2004 as there were no distributions from operations.

An  affiliate  of  the  Managing  General  Partner  has  made  available  to the
Partnership a credit line of up to $150,000 per property owned by the Partnership. During the six months ended June 30, 2005, an affiliate of the Managing General Partner exceeded this credit limit and advanced the Partnership approximately $609,000 and $1,431,000 to fund the redevelopment projects at Peakview Place Apartments and The Village in the Woods Apartments, respectively, and approximately $856,000 to fund property taxes, capital improvements and operating expenses at four of the Partnership's investment properties. An affiliate of the Managing General Partner has committed to fund additional redevelopment costs of approximately $4,311,000 for The Village in the Woods Apartments (as discussed in "Item 2. Management's Discussion and Analysis or Plan of Operation"). During the six months ended June 30, 2004, an affiliate of the Managing General Partner advanced the Partnership approximately $2,226,000 to fund the redevelopment project at Peakview Place Apartments, approximately $425,000 to fund property taxes at The Village in the Woods Apartments and Cooper's Pond Apartments, and approximately $263,000 to fund capital improvements and operating expenses at The Lodge Apartments. These advances bear interest at the prime rate plus 2% (8.25% at June 30, 2005). Interest expense for the six months ended June 30, 2005 and 2004 was approximately $222,000 and $51,000, respectively. During the six months ended June 30, 2004, the
Partnership made payments of approximately $1,524,000 on the advances and approximately $22,000 in accrued interest, from proceeds from the second mortgage obtained on Cooper's Pond Apartments (as discussed in Note D). No such payments were made to affiliates of the Managing General Partner during the six months ended June 30, 2005. At June 30, 2005, the total outstanding advances and accrued interest due to an affiliate of the Managing General Partner is approximately $7,652,000 and is included in due to affiliates. The Partnership expects to pay these advances and related accrued interest from cash from operations during 2007 and subsequent periods. Subsequent to June 30, 2005 an affiliate of the Managing General Partner advanced the Partnership approximately $1,072,000 to fund the redevelopment project at The Village in the Woods Apartments and approximately $228,000 to fund operations and capital improvements at The Lodge Apartments, Cooper's Pond Apartments, and The Village in the Woods Apartments.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the six months ended June 30, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $203,000 and $191,000, respectively, for insurance coverage and fees associated with policy claims administration.

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

Note D - Second Mortgage Note Payable

On June 7, 2004 the Partnership obtained a second mortgage loan on Cooper's Pond Apartments in the amount of $2,540,000. The second mortgage requires monthly payments of interest beginning August 1, 2004 until the loan matures July 1, 2007, with interest being equal to the one month LIBOR rate plus 300 basis points (6.34% at June 30, 2005). In connection with obtaining the second mortgage, loan costs of approximately $74,000 were capitalized during the six months ended June 30, 2004 and are included in other assets.

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

Note E - Contingencies

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. On January 28, 2002, the trial court granted defendants motion to strike the complaint. Plaintiffs took an appeal from this order.

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

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. On June 10, 2005, the California Supreme Court denied Objector's Petition for Review and the Court of Appeals sent the matter back to the trial court on June 21, 2005. The parties intend to ask the trial court to make further findings in connection with settlement consistent with the Court of Appeal's remand order. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeals reversed the trial court's order striking the first amended complaint.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. On June 23, 2005 the Court conditionally certified the collective action on both the on-call and overtime issues. The Court ruling allows plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action. Defendants have asked the Court to reconsider its ruling or in the alternative certify the ruling for appeal on that issue. After the notice goes out, defendants will have the opportunity to move to decertify the collective action. The Court further denied plaintiffs' Motion for Certification of the state subclass. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its properties, the Partnership could potentially be liable for environmental liabilities or costs associated with its properties.

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements. The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure. Affiliates of the Managing General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the Managing General Partner believes that these measures will minimize the effects that mold could have on residents. To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions. Because the law regarding mold is unsettled and subject to change the Managing General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

SEC Investigation

The Central Regional Office of the United States Securities and Exchange Commission (the "SEC") continues its formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation have included AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, tax credit transactions, and tender offers for limited partnership interests. AIMCO is cooperating fully. AIMCO is not able to predict when the investigation will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

The Partnership's investment properties consist of five apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2005 and 2004:

                                                   Average Occupancy
      Property                                      2005       2004

      Peakview Place Apartments                     75%        74%
         Englewood, Colorado
      Creekside Apartments (1)                      95%        86%
         Denver, Colorado
      The Lodge Apartments (2)                      80%        86%
         Denver, Colorado
      The Village in the Woods Apartments           75%        75%
         Cypress, Texas
      Cooper's Pond Apartments (3)                  97%        93%
         Tampa, Florida

(1) The Managing General Partner attributes the increase in occupancy at Creekside Apartments to increased resident retention efforts.

(2) The Managing General Partner attributes the decrease in occupancy at The Lodge Apartments to an increase in credit standards and the implementation of a strict collection policy.

(3) The Managing General Partner attributes the increase in occupancy at Cooper's Pond Apartments to improved economic conditions in the Tampa area.

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

Results of Operations

The Partnership's net loss for the three and six months ended June 30, 2005 was approximately $910,000 and $1,775,000, respectively, as compared to net loss of approximately $551,000 and $804,000 for the three and six months ended June 30, 2004, respectively. The increase in net loss for both the three and six months ended June 30, 2005 is due to an increase in total expenses, partially offset by an increase in total revenues. The increase in total expenses for both the three and six months ended June 30, 2005 is due to increases in operating, general and administrative, depreciation, interest, and property tax expenses. The increase in operating expenses for both the three and six months ended June 30, 2005 is primarily due to increases in payroll related expenses at four of the Partnership's investment properties, contract maintenance expense at four properties, advertising expense at four properties, painting supplies and telephone sales at all of the Partnership's investment properties and a decrease in construction period costs at Peakview Place Apartments (as discussed below). The increase in depreciation expense for both periods is due to property improvements and replacements placed into service at the Partnership's investment properties during the past twelve months. The increase in interest expense for both periods is primarily due to an increase in interest on advances from an affiliate of the Managing General Partner, a larger debt balance encumbering Cooper's Pond Apartments as a result of the second mortgage obtained in June 2004 (as discussed in "Liquidity and Capital Resources"), and a decrease in interest capitalized at Peakview Place Apartments, due to a redevelopment project at the property which required 23 units to be vacated at June 30, 2004 in order to expedite construction, partially offset by scheduled principal payments made on the mortgages encumbering the Partnership's investment properties, which reduced the carrying balance of the loans. The increase in property tax expense for both periods is primarily due to a decrease in real estate taxes capitalized as a result of the redevelopment project at Peakview Place Apartments. The increase in general and administrative expenses for both periods is primarily due to increases in the cost of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement and professional expenses associated with the administration of the Partnership. Also included in general and administrative expenses for the three and six months ended June 30, 2005 and 2004 are costs associated with the quarterly communications with the investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The increase in total revenues for both the three and six months ended June 30, 2005 is due to an increase in rental income, partially offset by a decrease in other income. In addition, the increase in total revenues for the six months ended June 30, 2005 was partially offset by the recognition of a casualty gain during 2004 (as discussed below). The increase in rental income for both periods is due to increases in occupancy at Peakview Place Apartments, Cooper's Pond Apartments and Creekside Apartments and average rental rates at four properties, and a decrease in bad debt expense at all of the Partnership's investment properties, partially offset by decreases in occupancy at The Lodge Apartments and the average rental rate at The Village in the Woods Apartments. The decrease in other income for both periods is primarily due to a decrease in lease cancellation fees, partially offset by an increase in utility reimbursements at all of the Partnership's investment properties.

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

During 2003, the Managing General Partner began a major redevelopment project at Peakview Place Apartments. The property has had difficulty staying competitive and needed to be updated. Therefore, in an effort to increase occupancy and become competitive in the local market, a significant redevelopment project was completed in May 2005. During the construction period, certain expenses were capitalized and depreciated over the estimated remaining life of the property. During the six months ended June 30, 2005 and 2004 approximately $34,000 and $100,000, respectively, of interest, approximately $1,000 and $11,000, respectively, of real estate taxes, and approximately $3,000 and $28,000, respectively, of other construction period costs were capitalized.

Liquidity and Capital Resources

At June 30, 2005, the Partnership had cash and cash equivalents of approximately $209,000, compared to approximately $565,000 at June 30, 2004. The decrease in cash and cash equivalents of approximately $135,000, from December 31, 2004, is due to approximately $2,992,000 of cash used in investing activities, partially offset by approximately $2,315,000 of cash provided by financing activities and approximately $542,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements and net deposits to escrow accounts maintained by mortgage lenders. Cash provided by financing activities consisted of advances from an affiliate of the Managing General Partner, partially offset by payments of principal made on the mortgages encumbering the Partnership's investment properties. The Partnership invests its working capital reserves in interest bearing accounts.

An  affiliate  of  the  Managing  General  Partner  has  made  available  to the
Partnership a credit line of up to $150,000 per property owned by the Partnership. During the six months ended June 30, 2005, an affiliate of the Managing General Partner exceeded this credit limit and advanced the Partnership approximately $609,000 and $1,431,000 to fund the redevelopment projects at Peakview Place Apartments and The Village in the Woods Apartments, respectively, and approximately $856,000 to fund property taxes, capital improvements and operating expenses at four of the Partnership's investment properties. An affiliate of the Managing General Partner has committed to fund additional redevelopment costs of approximately $4,311,000 for The Village in the Woods Apartments (as discussed below). During the six months ended June 30, 2004, an affiliate of the Managing General Partner advanced the Partnership approximately $2,226,000 to fund the redevelopment project at Peakview Place Apartments, approximately $425,000 to fund property taxes at The Village in the Woods Apartments and Cooper's Pond Apartments, and approximately $263,000 to fund capital improvements and operating expenses at The Lodge Apartments. These advances bear interest at the prime rate plus 2% (8.25% at June 30, 2005). Interest expense for the six months ended June 30, 2005 and 2004 was approximately $222,000 and $51,000, respectively. During the six months ended June 30, 2004, the Partnership made payments of approximately $1,524,000 on the advances and approximately $22,000 in accrued interest, from proceeds from the second mortgage obtained on Cooper's Pond Apartments (as discussed below). No such payments were made to affiliates of the Managing General Partner during the six months ended June 30, 2005. At June 30, 2005, the total outstanding advances and accrued interest due to an affiliate of the Managing General Partner is approximately $7,652,000 and is included in due to affiliates. The Partnership expects to pay these advances and related accrued interest from cash from operations during 2007 and subsequent periods. Subsequent to June 30, 2005 an affiliate of the Managing General Partner advanced the Partnership approximately $1,072,000 to fund the redevelopment project at The Village in the Woods Apartments and approximately $228,000 to fund operations and capital improvements at The Lodge Apartments, Cooper's Pond Apartments, and The Village in the Woods Apartments.

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

Peakview Place Apartments

During the six months ended June 30, 2005, the Partnership completed approximately $448,000 of capital improvements arising from the redevelopment of the property, which includes capitalization of construction period interest of approximately $34,000, real estate taxes of approximately $1,000 and other construction period costs of approximately $3,000. Additional capital improvements of approximately $24,000 during the six months ended June 30, 2005 consisted primarily of plumbing upgrades. These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner. The property underwent a redevelopment project in order to become more competitive with other properties in the area and to increase occupancy at the property. The redevelopment was completed in May 2005 at a total cost of approximately $4,785,000, approximately $3,697,000 and $640,000 of which was completed during 2004 and 2003, respectively. The project was funded by advances from an affiliate of the Managing General Partner. Approximately $609,000 was advanced during the six months ended June 30, 2005 to pay for redevelopment project costs. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no other material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Creekside Apartments

During  the  six  months  ended  June  30,  2005,  the   Partnership   completed
approximately $119,000 of capital improvements at Creekside Apartments, consisting primarily of handrails, air conditioning upgrades and floor covering replacement. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Lodge Apartments

During  the  six  months  ended  June  30,  2005,  the   Partnership   completed
approximately $176,000 of capital improvements at The Lodge Apartments, consisting primarily of heating upgrades, interior building improvements and floor covering replacement. These improvements were funded from replacement reserves, advances from an affiliate of the Managing General Partner, and operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Village in the Woods Apartments

During the six months ended June 30, 2005, the Partnership completed approximately $1,643,000 of capital improvements at The Village in the Woods Apartments arising from the redevelopment of the property. Additional capital improvements of approximately $203,000 during the six months ended June 30, 2005 consisted primarily of interior building improvements, swimming pool upgrades, and floor covering replacement. These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property. In April 2005, the Partnership began a major redevelopment project in order for the property to become more competitive with other properties in the Houston area and to increase occupancy at the property. Based on current redevelopment plans, the Managing General Partner anticipates the redevelopment to be complete in the fourth quarter of 2006 at a total cost of approximately $5,742,000. The project is expected to consist of structural upgrades, interior and exterior building improvements, balcony and deck upgrades, the addition of a fitness center, clubhouse and swimming pool upgrades, major landscaping, sewer upgrades, parking area upgrades and exterior lighting upgrades. In March 2005, the Partnership entered into a construction contract for approximately $3,300,000 related to this project. The Partnership expects to fund the redevelopment from operating cash flow and advances from an affiliate of the Managing General Partner. In addition, certain routine capital expenditures are anticipated during the remainder of 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Cooper's Pond Apartments

During the six months ended June 30, 2005, the Partnership completed approximately $416,000 of capital improvements at Cooper's Pond Apartments, consisting primarily of roof replacement, gutter upgrades, structural improvements, handrails, exterior building improvements, furniture upgrades, major landscaping and floor covering replacement. These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The capital expenditures will be incurred only if cash is available from operations Partnership reserves, or advances from an affiliate of the Managing General Partner. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. On June 7, 2004, the Partnership obtained a second mortgage loan on Cooper's Pond Apartments in the amount of $2,540,000. The second mortgage requires monthly payments of interest beginning August 1, 2004 until the loan matures July 1, 2007, with interest being equal to the one month LIBOR rate plus 300 basis points (6.34% at June 30, 2005). In connection with obtaining the second mortgage, loan costs of approximately $74,000 were capitalized and are included in other assets on the consolidated balance sheet included in "Item 1. Financial Statements".

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

The remaining mortgage indebtedness of approximately $35,747,000 is amortized over varying periods. The debt encumbering Creekside Apartments and The Lodge Apartments matures in September 2008, at which time balloon payments totaling approximately $11,594,000 will be due. The debt encumbering Peakview Place Apartments and The Village in the Woods Apartments matures in 2020 at which time the loans are scheduled to be fully amortized. The Managing General Partner will attempt to refinance the indebtedness encumbering Cooper's Pond Apartments, Creekside Apartments, and The Lodge Apartments and/or sell the properties prior to their maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

No cash distributions were made to the partners during the six months ended June 30, 2005 or 2004. Future cash distributions will depend on the levels of net cash generated from operations, the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at June 30, 2005, there can be no assurance that the Partnership will generate sufficient funds from operations, after required capital improvement expenditures to permit any distributions to its partners during 2005 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 51,795 limited partnership units (the "Units") in the Partnership representing 69.06% of the outstanding Units at June 30, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 69.06% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, DeForest Ventures I L.P., from whom AIMCO, through its merger with Insignia Financial Group, Inc., acquired 25,833.5 (approximately 34.45%) of its Units, had agreed for the benefit of third party unitholders, that it would vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unit holders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. On January 28, 2002, the trial court granted defendants motion to strike the complaint. Plaintiffs took an appeal from this order.

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

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. On June 10, 2005, the California Supreme Court denied Objector's Petition for Review and the Court of Appeals sent the matter back to the trial court on June 21, 2005. The parties intend to ask the trial court to make further findings in connection with settlement consistent with the Court of Appeal's remand order. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeals reversed the trial court's order striking the first amended complaint.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. On June 23, 2005 the Court conditionally certified the collective action on both the on-call and overtime issues. The Court ruling allows plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action. Defendants have asked the Court to reconsider its ruling or in the alternative certify the ruling for appeal on that issue. After the notice goes out, defendants will have the opportunity to move to decertify the collective action. The Court further denied plaintiffs' Motion for Certification of the state subclass. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

ITEM 5.     OTHER INFORMATION

None.

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


                                    Date:  August 15, 2005

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

      10.4 Allonge and Amendment to Multifamily Note dated June 7, 2004, by and among Century Properties Fund XVII, a California limited partnership, GMAC Commercial Mortgage Corporation, and Federal Home Loan Mortgage Corporation, incorporated by reference to the Partnership's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2004.

      10.5 Multifamily Note dated June 7, 2004, by and between Century Properties Fund XVII, a California limited partnership, and GMAC Commercial Mortgage Bank, incorporated by reference to
                  Exhibit 10.1 to the Partnership's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2004.

      10.6 Multifamily Note dated August 24, 1998, by and between Apartment Lodge 17 A LLC, a Colorado limited liability company and Newport Mortgage Company, L.P. a Texas limited partnership, incorporated by reference to Exhibit 10.2 to the Partnership's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 1998.

      10.7 Multifamily Note dated August 24, 1998, by and between Apartment Creek 17 A LLC, a Colorado limited liability company and Newport Mortgage Company, L.P., a Texas limited partnership, incorporated by reference to the Partnership's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 1998.

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

Date:  August 15, 2005

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

Date:  August 15, 2005

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Century Properties Fund XVII (the "Partnership"), for the quarterly period ended June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  August 15, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  August 15, 2005

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.