Form 10QSB
period 2005-09-30
CENTURY PROPERTIES FUND XVII
filed 2005-11-14
CIK 356472

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2005


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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes __ No X_

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS



                          CENTURY PROPERTIES FUND XVII

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                               September 30, 2005


Assets
   Cash and cash equivalents                                                 $ 259
   Receivables and deposits                                                     941
   Restricted escrows                                                           489
   Other assets                                                                 860
   Investment properties:
      Land                                                   $ 7,078
      Buildings and related personal property                  81,068
                                                               88,146
      Less accumulated depreciation                           (53,543)       34,603
                                                                           $ 37,152
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 499
   Tenant security deposit liabilities                                          309
   Accrued property taxes                                                       712
   Other liabilities                                                            729
   Due to affiliates (Note B)                                                10,221
   Mortgage notes payable                                                    45,472

Partners' Deficit
   General partner                                           $ (9,393)
   Limited partners (75,000 units issued and
      outstanding)                                            (11,397)      (20,790)
                                                                           $ 37,152


         See Accompanying Notes to Consolidated Financial Statements

                          CENTURY PROPERTIES FUND XVII

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                              Three Months Ended       Nine Months Ended
                                                September 30,            September 30,
                                               2005        2004        2005        2004
Revenues:
   Rental income                             $ 3,001      $ 2,668     $ 8,664     $ 7,921
  Other income                                   422          445       1,233       1,264
  Casualty gain (Note C)                          --            4          --          23
     Total revenues                            3,423        3,117       9,897       9,208

Expenses:
   Operating                                   1,744        1,760       5,135       4,694
   General and administrative                    101           96         312         286
   Depreciation                                1,079          805       3,181       2,318
   Interest                                    1,053          887       3,068       2,627
   Property taxes                                134          235         664         753
     Total expenses                            4,111        3,783      12,360      10,678

Net loss                                      $ (688)     $ (666)     $(2,463)    $(1,470)

Net loss allocated to general
   partner (11.8%)                            $ (81)       $ (79)     $ (291)     $ (173)
Net loss allocated to limited
   partners (88.2%)                             (607)        (587)     (2,172)     (1,297)

                                              $ (688)     $ (666)     $(2,463)    $(1,470)

Net loss per limited partnership unit        $ (8.09)     $ (7.83)    $(28.96)    $(17.29)



         See Accompanying Notes to Consolidated Financial Statements

                          CENTURY PROPERTIES FUND XVII

            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)




                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Original capital contributions        75,000       $ --      $ 75,000     $ 75,000

Partners' deficit at
   December 31, 2004                  75,000     $(9,102)    $ (9,225)    $(18,327)

Net loss for the nine months
   ended September 30, 2005               --        (291)      (2,172)      (2,463)

Partners' deficit at
   September 30, 2005                 75,000     $(9,393)    $(11,397)    $(20,790)





         See Accompanying Notes to Consolidated Financial Statements

                          CENTURY PROPERTIES FUND XVII

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                Nine Months Ended
                                                                   September 30,
                                                               2005          2004
Cash flows from operating activities:
  Net loss                                                    $(2,463)      $(1,470)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
     Depreciation                                               3,181         2,318
     Amortization of loan costs                                    66            45
     Casualty gain                                                 --           (23)
     Bad debt expense                                             155           442
     Change in accounts:
      Receivables and deposits                                   (372)         (820)
      Other assets                                                (29)         (330)
      Accounts payable                                            (96)          (15)
      Tenant security deposit liabilities                          25           (23)
      Accrued property taxes                                       (1)           10
      Other liabilities                                            94          (117)
      Due to affiliates                                           557            55
            Net cash provided by operating activities           1,117            72

Cash flows from investing activities:
  Insurance proceeds received                                      --            27
  Property improvements and replacements                       (5,451)       (4,524)
  Net withdrawals from (deposits to) restricted escrows             8          (163)
            Net cash used in investing activities              (5,443)       (4,660)

Cash flows from financing activities:
  Payments on mortgage notes payable                             (825)         (851)
  Loan costs paid                                                  --           (70)
  Payments on advances from affiliate                              --        (1,524)
  Proceeds from mortgage note payable                              --         2,540
  Advances from affiliate                                       5,066         4,373
            Net cash provided by financing activities           4,241         4,468

Net decrease in cash and cash equivalents                         (85)         (120)
Cash and cash equivalents at beginning of period                  344           433
Cash and cash equivalents at end of period                     $ 259         $ 313
Supplemental disclosure of cash flow information:
  Cash paid for interest                                      $ 2,665       $ 2,658
Supplemental disclosure of non-cash activity:
  Property improvements and replacements included in
   accounts payable                                            $ 439         $ 590


At December 31, 2004 and 2003, approximately $298,000 and $366,000, respectively, of property improvements and replacements were included in accounts payable, and are included in property improvements and replacements at September 30, 2005 and 2004, respectively.

         See Accompanying Notes to Consolidated Financial Statements

                          CENTURY PROPERTIES FUND XVII

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XVII (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation, the managing general partner of the Partnership (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $488,000 and $444,000 for the nine months ended September 30, 2005 and 2004, respectively, which are included in operating expenses.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $376,000 and $224,000 for the nine months ended September 30, 2005 and 2004, respectively, which are included in investment properties and general and administrative expenses. The portion of these reimbursements included in investment properties for the nine months ended September 30, 2005 and 2004 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $230,000 and $90,000, respectively. The fees are calculated based upon a percentage of additions to investment properties. At September 30, 2005, approximately $213,000 was owed to an affiliate of the Managing General Partner for unpaid reimbursements, which is included in due to affiliates.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. There were no Partnership management fees paid during the nine months ended September 30, 2005 or 2004 as there were no distributions from operations.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the nine months ended September 30, 2005, an affiliate of the Managing General Partner exceeded this credit limit and advanced the Partnership approximately $609,000 and $3,019,000 to fund the redevelopment projects at Peakview Place Apartments and The Village in the Woods Apartments, respectively, and approximately $1,438,000 to fund property taxes, capital improvements and operating expenses at four of the Partnership's investment properties. An affiliate of the Managing General Partner has committed to fund additional redevelopment costs of approximately $1,862,000 for The Village in the Woods Apartments (as discussed in "Item 2. Management's Discussion and Analysis or Plan of Operation"). During the nine months ended September 30, 2004, an affiliate of the Managing General Partner advanced the Partnership approximately $3,103,000 to fund the redevelopment project at Peakview Place Apartments, approximately $425,000 to fund property taxes at The Village in the Woods Apartments and Cooper's Pond Apartments, and approximately $845,000 to fund capital improvements and operating expenses at The Lodge Apartments, Peakview Place Apartments, and The Village in the Woods Apartments. The redevelopment advances to The Village in the Woods Apartments accrue interest at 10.0% and all other advances bear interest at the prime rate plus 2% (8.75% at September 30, 2005). Interest expense for the nine months ended September 30, 2005 and 2004 was approximately $408,000 and $91,000, respectively. During the nine months ended September 30, 2004, the Partnership made payments of approximately $1,524,000 on the advances and approximately $22,000 in accrued interest, from proceeds from the second mortgage obtained on Cooper's Pond Apartments (as discussed in Note D). No such payments were made to affiliates of the Managing General Partner during the nine months ended September 30, 2005. At September 30, 2005, the total outstanding advances and accrued interest due to an affiliate of the Managing General Partner is approximately $10,008,000 and is included in due to affiliates. Subsequent to September 30, 2005, an affiliate of the Managing General Partner advanced the Partnership approximately $390,000 to fund the redevelopment project at The Village in the Woods Apartments and approximately $649,000 to fund operations and capital improvements at four of the Partnership's investment properties.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $203,000 and $191,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Casualty Event

In October 2003, there was a fire at Cooper's Pond Apartments, causing minor damage to seven units. The property suffered damages of approximately $33,000. Insurance proceeds of approximately $27,000 were received during the nine months ended September 30, 2004 to cover the damages. After writing off the undepreciated damaged asset of approximately $4,000, the Partnership recognized a casualty gain of approximately $23,000 for the nine months ended September 30, 2004.

Note D - Second Mortgage Note Payable

On June 7, 2004 the Partnership obtained a second mortgage loan on Cooper's Pond Apartments in the amount of $2,540,000. The second mortgage requires monthly payments of interest beginning August 1, 2004 until the loan matures July 1, 2007, with interest being equal to the one month LIBOR rate plus 300 basis points (6.86% at September 30, 2005). In connection with obtaining the second mortgage, loan costs of approximately $70,000 were capitalized during the nine months ended September 30, 2004 and are included in other assets.

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

Note E - Redevelopment of Properties

In April 2005, the Managing General Partner began a major redevelopment project at The Village in the Woods Apartments. The property has had difficulty staying competitive and needed to be updated. Therefore, in an effort to increase occupancy and become competitive in the local market, a significant redevelopment project has been started and is expected to be completed in January 2006 at a total cost of approximately $5,300,000. During the construction period, certain expenses are being capitalized and depreciated over the remaining life of the property. During the nine months ended September 30, 2005, approximately $42,000 of interest was capitalized.

During 2003, the Managing General Partner began a major redevelopment project at Peakview Place Apartments. The property has had difficulty staying competitive and needed to be updated. Therefore, in an effort to increase occupancy and become competitive in the local market, a significant redevelopment project was completed in May 2005 at a total cost of approximately $4,785,000. During the construction period, certain expenses were capitalized and depreciated over the estimated remaining life of the property. During the nine months ended September 30, 2005 and 2004 approximately $34,000 and $143,000, respectively, of interest, approximately $1,000 and $15,000, respectively, of real estate taxes, and approximately $3,000 and $43,000, respectively, of other construction period costs were capitalized.

Note F - Contingencies

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005. On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement. On October 27, 2005, the Court denied Objector's peremptory challenge and struck Objector's motion to disqualify for cause. No hearing has been set on Objector's remaining motions. On November 3, 2005, Objector and his counsel filed a writ of mandate to the Court of Appeals challenging the court's October 27, 2005 order.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

AIMCO  Properties  L.P.  and NHP  Management  Company,  both  affiliates  of the
Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action, and AIMCO Properties, L.P. and NHP Management Company will have the opportunity to move to decertify the collective action. Because the court denied plaintiffs' motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County). Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

Note G - Subsequent Event

Subsequent to September 30, 2005, the Partnership entered into a Purchase and Sale Contract to sell Cooper's Pond Apartments to a third party for a purchase price of approximately $25,051,000. The anticipated closing date for the transaction is January 31, 2006. At September 30, 2005, the carrying amounts of the mortgage notes payable and investment property are approximately $9,955,000 and $5,675,000, respectively. The operating results of Cooper's Pond Apartments for the three and nine months ended September 30, 2005 were income of approximately $12,000 and loss of approximately $22,000, which included revenues of approximately $843,000 and $2,481,000, respectively. The operating results of the property for the three and nine months ended September 30, 2004 were losses of approximately $11,000 and $44,000, respectively, which included revenues of approximately $769,000 and $2,259,000, respectively.

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

The Partnership's investment properties consist of five apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2005 and 2004:


                                                   Average Occupancy
      Property                                      2005       2004

      Peakview Place Apartments (1)                 79%        72%
         Englewood, Colorado
      Creekside Apartments (2)                      95%        90%
         Denver, Colorado
      The Lodge Apartments (3)                      84%        88%
         Denver, Colorado
      The Village in the Woods Apartments           75%        75%
         Cypress, Texas
      Cooper's Pond Apartments                      96%        94%
         Tampa, Florida


(1) The Managing General Partner attributes the increase in occupancy at Peakview Place Apartments to an increase in units available for lease as a result of the completion of the redevelopment project at the property (as discussed in "Results of Operations").

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

Results of Operations

The Partnership's net loss for the three and nine months ended September 30, 2005 was approximately $688,000 and $2,463,000, respectively, as compared to net loss of approximately $666,000 and $1,470,000 for the three and nine months ended September 30, 2004, respectively. The increase in net loss for both the three and nine months ended September 30, 2005 is due to an increase in total expenses, partially offset by an increase in total revenues. The increase in total expenses for the three months ended September 30, 2005 is due to increases in depreciation, interest, and general and administrative expenses, partially offset by decreases in both operating and property tax expenses. The increase in total expenses for the nine months ended September 30, 2005 is due to increases in operating, depreciation, interest, and general and administrative expenses, partially offset by a decrease in property tax expense.

The decrease in operating expenses for the three months ended September 30, 2005 is primarily due to a decrease in advertising expense at four of the Partnership's investment properties, partially offset by increases in contract maintenance expense and increases in costs related to tenant application processes at all of the Partnership's investment properties, and payroll related expenses at four properties. The increase in operating expenses for the nine months ended September 30, 2005 is primarily due to increases in payroll related expenses at four of the Partnership's investment properties, contract maintenance expense, painting supplies, and increases in costs related to tenant application processes at all of the Partnership's investment properties and a decrease in construction period costs at Peakview Place Apartments (as discussed below). The increase in depreciation expense for both periods is due to property improvements and replacements placed into service at the Partnership's investment properties during the past twelve months. The increase in interest expense for the three months ended September 30, 2005 is primarily due to an increase in interest on advances from an affiliate of the Managing General Partner and a higher variable interest rate on the second mortgage encumbering Cooper's Pond Apartments, partially offset by scheduled principal payments made on the mortgages encumbering the Partnership's investment properties, which reduced the carrying balance of the loans. The increase in interest expense for the nine months ended September 30, 2005 is primarily due to an increase in interest on advances from an affiliate of the Managing General Partner, a larger debt balance encumbering Cooper's Pond Apartments as a result of the second mortgage obtained in June 2004 (as discussed in "Liquidity and Capital Resources"), and a decrease in interest capitalized at Peakview Place Apartments, due to a redevelopment project at the property which required 21 units to be vacated at September 30, 2004 in order to expedite construction. The increase in interest expense was partially offset by scheduled principal payments made on the mortgages encumbering the Partnership's investment properties, which reduced the carrying balance of the loans and an increase in interest capitalized at The Village in the Woods Apartments due to a redevelopment project at the property, which caused units to be vacated during the nine months ended September 30, 2005 in order to expedite construction.

The   decrease  in  property  tax  expense  for  both  periods  is  due  to  the
Partnership's successful appeal of the assessed value of Peakview Place Apartments for the 2003 and 2004 tax years. As a result of the successful appeal, the Partnership is expected to receive refunds of approximately $34,000 and $36,000 related to the overpayment of property taxes for the 2003 and 2004 tax years, respectively. In addition, during the three and nine months ended September 30, 2005, the Partnership reduced its estimate for 2005 property taxes by approximately $32,000 at Peakview Place Apartments based upon the successful appeal of the 2003 and 2004 assessed values. The increase in general and administrative expenses for both periods is primarily due to increases in the cost of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement and professional expenses associated with the administration of the Partnership. Also included in general and administrative expenses for the three and nine months ended September 30, 2005 and 2004 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The increase in total revenues for both the three and nine months ended September 30, 2005 is due to an increase in rental income, partially offset by a decrease in other income and the recognition of a casualty gain during 2004 (as discussed below). The increase in rental income for the three months ended September 30, 2005 is primarily due to reduced bad debt expense at all of the Partnership's investment properties and increases in the average rental rate at four properties and occupancy at Peakview Place Apartments, partially offset by a decrease in occupancy at four properties. The increase in rental income for the nine months ended September 30, 2005 is primarily due to increases in occupancy at Peakview Place Apartments, Cooper's Pond Apartments and Creekside Apartments and average rental rates at four properties, and a decrease in bad debt expense at all of the Partnership's investment properties, partially offset by decreases in occupancy at The Lodge Apartments and the average rental rate at The Village in the Woods Apartments. The decrease in other income for both periods is primarily due to a decrease in lease cancellation fees, partially offset by an increase in utility reimbursements at all of the Partnership's investment properties.

In October 2003, there was a fire at Cooper's Pond Apartments, causing minor damage to seven units. The property suffered damages of approximately $33,000. Insurance proceeds of approximately $27,000 were received during the nine months ended September 30, 2004 to cover the damages. After writing off the undepreciated damaged asset of approximately $4,000, the Partnership recognized a casualty gain of approximately $23,000 for the nine months ended September 30, 2004.

In April 2005, the Managing General Partner began a major redevelopment project at The Village in the Woods Apartments. The property has had difficulty staying competitive and needed to be updated. Therefore, in an effort to increase occupancy and become competitive in the local market, a significant redevelopment project has been started and is expected to be completed in January 2006 at a total cost of approximately $5,300,000. During the construction period, certain expenses are being capitalized and depreciated over the remaining life of the property. During the nine months ended September 30, 2005, approximately $42,000 of interest was capitalized.

During 2003, the Managing General Partner began a major redevelopment project at Peakview Place Apartments. The property has had difficulty staying competitive and needed to be updated. Therefore, in an effort to increase occupancy and become competitive in the local market, a significant redevelopment project was completed in May 2005 at a total cost of approximately $4,785,000. During the construction period, certain expenses were capitalized and depreciated over the estimated remaining life of the property. During the nine months ended September 30, 2005 and 2004 approximately $34,000 and $143,000, respectively, of interest, approximately $1,000 and $15,000, respectively, of real estate taxes, and approximately $3,000 and $43,000, respectively, of other construction period costs were capitalized.

Liquidity and Capital Resources

At September 30, 2005, the Partnership had cash and cash equivalents of approximately $259,000, compared to approximately $313,000 at September 30, 2004. The decrease in cash and cash equivalents of approximately $85,000, from December 31, 2004, is due to approximately $5,443,000 of cash used in investing activities, partially offset by approximately $4,241,000 of cash provided by financing activities and approximately $1,117,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements, partially offset by net receipts from escrow accounts maintained by the mortgage lenders. Cash provided by financing activities consisted of advances from an affiliate of the Managing General Partner, partially offset by payments of principal made on the mortgages encumbering the Partnership's investment properties. The Partnership invests its working capital reserves in interest bearing accounts.

An  affiliate  of  the  Managing  General  Partner  has  made  available  to the
Partnership a credit line of up to $150,000 per property owned by the Partnership. During the nine months ended September 30, 2005, an affiliate of the Managing General Partner exceeded this credit limit and advanced the Partnership approximately $609,000 and $3,019,000 to fund the redevelopment projects at Peakview Place Apartments and The Village in the Woods Apartments, respectively, and approximately $1,438,000 to fund property taxes, capital improvements and operating expenses at four of the Partnership's investment properties. An affiliate of the Managing General Partner has committed to fund additional redevelopment costs of approximately $1,862,000 for The Village in the Woods Apartments (as discussed below). During the nine months ended September 30, 2004, an affiliate of the Managing General Partner advanced the Partnership approximately $3,103,000 to fund the redevelopment project at Peakview Place Apartments, approximately $425,000 to fund property taxes at The Village in the Woods Apartments and Cooper's Pond Apartments, and approximately $845,000 to fund capital improvements and operating expenses at The Lodge Apartments, Peakview Place Apartments, and The Village in the Woods Apartments. The redevelopment advances to The Village in the Woods Apartments accrue interest at 10.0% and all other advances bear interest at the prime rate plus 2% (8.75% at September 30, 2005). Interest expense for the nine months ended September 30, 2005 and 2004 was approximately $408,000 and $91,000, respectively. During the nine months ended September 30, 2004, the Partnership made payments of approximately $1,524,000 on the advances and approximately $22,000 in accrued interest, from proceeds from the second mortgage obtained on Cooper's Pond Apartments (as discussed below). No such payments were made to affiliates of the Managing General Partner during the nine months ended September 30, 2005. At September 30, 2005, the total outstanding advances and accrued interest due to an affiliate of the Managing General Partner is approximately $10,008,000 and is included in due to affiliates. Subsequent to September 30, 2005 an affiliate of the Managing General Partner advanced the Partnership approximately $390,000 to fund the redevelopment project at The Village in the Woods Apartments and approximately $649,000 to fund operations and capital improvements at four of the Partnership's investment properties.

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

Peakview Place Apartments

During the nine months ended September 30, 2005, the Partnership completed approximately $448,000 of capital improvements arising from the redevelopment of the property, which includes capitalization of construction period interest of approximately $34,000, real estate taxes of approximately $1,000 and other construction period costs of approximately $3,000. Additional capital improvements of approximately $165,000 were also completed during the nine months ended September 30, 2005, consisting primarily of interior improvements and floor covering replacement. These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner. The property underwent a redevelopment project in order to become more competitive with other properties in the area and to increase occupancy at the property. The redevelopment was completed in May 2005 at a total cost of approximately $4,785,000, approximately $3,697,000 and $640,000 of which was completed during 2004 and 2003, respectively. The project was funded by advances from an affiliate of the Managing General Partner. Approximately $609,000 was advanced during the nine months ended September 30, 2005 to pay for redevelopment project costs. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no other material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Creekside Apartments

During the nine months ended  September  30,  2005,  the  Partnership  completed approximately $296,000 of capital improvements at Creekside Apartments, consisting primarily of electrical and lighting upgrades, major landscaping, handrails, air conditioning upgrades and floor covering replacement. These improvements were funded from replacement reserves and operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Lodge Apartments

During the nine months ended  September  30,  2005,  the  Partnership  completed approximately $414,000 of capital improvements at The Lodge Apartments, consisting primarily of heating and air conditioning upgrades, interior building improvements, structural upgrades, and floor covering replacement. These improvements were funded from replacement reserves, advances from an affiliate of the Managing General Partner, and operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Village in the Woods Apartments

During the nine months ended September 30, 2005, the Partnership completed approximately $3,438,000 of capital improvements at The Village in the Woods Apartments arising from the redevelopment of the property which includes capitalization of construction period interest of approximately $42,000. Additional capital improvements of approximately $311,000 were also completed during the nine months ended September 30, 2005, consisting primarily of interior building improvements, swimming pool upgrades, air conditioning upgrades, and floor covering replacement. These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property. In April 2005, the Partnership began a major redevelopment project in order for the property to become more competitive with other properties in the Houston area and to increase occupancy at the property. Based on current redevelopment plans, the Managing General Partner anticipates the redevelopment to be complete in January 2006 at a total cost of approximately $5,300,000. The project consists of structural upgrades, interior and exterior building improvements, balcony and deck upgrades, the addition of a fitness center, clubhouse and swimming pool upgrades, major landscaping, sewer upgrades, parking area upgrades and exterior lighting upgrades. In March 2005, the Partnership entered into a construction contract with a third party for approximately $3,300,000 related to this project. The Partnership expects to fund the redevelopment from operating cash flow and advances from an affiliate of the Managing General Partner. In addition, certain routine capital expenditures are anticipated during the remainder of 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Cooper's Pond Apartments

During the nine months ended September 30, 2005, the Partnership completed approximately $520,000 of capital improvements at Cooper's Pond Apartments, consisting primarily of roof replacement, gutter upgrades, structural improvements, handrails, exterior building improvements, furniture upgrades, major landscaping and floor covering replacement. These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The capital expenditures will be incurred only if cash is available from operations, Partnership reserves, or advances from an affiliate of the Managing General Partner. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. On June 7, 2004, the Partnership obtained a second mortgage loan on Cooper's Pond Apartments in the amount of $2,540,000. The second mortgage requires monthly payments of interest beginning August 1, 2004 until the loan matures July 1, 2007, with interest being equal to the one month LIBOR rate plus 300 basis points (6.86% at September 30, 2005). In connection with obtaining the second mortgage, loan costs of approximately $70,000 were capitalized during the nine months ended September 30, 2004 and are included in other assets on the consolidated balance sheet included in "Item 1. Financial Statements".

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

The remaining mortgage indebtedness of approximately $35,517,000 is amortized over varying periods. The debt encumbering Creekside Apartments and The Lodge Apartments matures in September 2008, at which time balloon payments totaling approximately $11,594,000 will be due. The debt encumbering Peakview Place Apartments and The Village in the Woods Apartments matures in 2020 at which time the loans are scheduled to be fully amortized. The Managing General Partner will attempt to refinance the indebtedness encumbering Cooper's Pond Apartments, Creekside Apartments, and The Lodge Apartments and/or sell the properties prior to their maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

Subsequent to September 30, 2005, the Partnership entered into a Purchase and Sale Contract to sell Cooper's Pond Apartments to a third party for a purchase price of approximately $25,051,000. The anticipated closing date for the transaction is January 31, 2006. At September 30, 2005, the carrying amounts of the mortgage notes payable and investment property are approximately $9,955,000 and $5,675,000, respectively. The operating results of Cooper's Pond Apartments for the three and nine months ended September 30, 2005 were income of approximately $12,000 and loss of approximately $22,000, which included revenues of approximately $843,000 and $2,481,000, respectively. The operating results of the property for the three and nine months ended September 30, 2004 were losses of approximately $11,000 and $44,000, respectively, which included revenues of approximately $769,000 and $2,259,000, respectively.

No distributions were made to the partners during the nine months ended September 30, 2005 or 2004. Future distributions will depend on the levels of net cash generated from operations, the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at September 30, 2005, it is unlikely that the Partnership will generate sufficient funds from operations, after required capital improvement expenditures, to permit any distributions to its partners for the foreseeable future.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 51,826 limited partnership units (the "Units") in the Partnership representing 69.10% of the outstanding Units at September 30, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 69.10% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, DeForest Ventures I L.P., from whom AIMCO, through its merger with Insignia Financial Group, Inc., acquired 25,833.5 (approximately 34.45%) of its Units, had agreed for the benefit of third party unitholders, that it would vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unit holders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005. On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement. On October 27, 2005, the Court denied Objector's peremptory challenge and struck Objector's motion to disqualify for cause. No hearing has been set on Objector's remaining motions. On November 3, 2005, Objector and his counsel filed a writ of mandate to the Court of Appeals challenging the court's October 27, 2005 order.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

AIMCO  Properties  L.P.  and NHP  Management  Company,  both  affiliates  of the
Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action, and AIMCO Properties, L.P. and NHP Management Company will have the opportunity to move to decertify the collective action. Because the court denied plaintiffs' motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County). Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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


                                    Date:  November xx, 2005

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

      10.1 Multifamily Note dated December 7, 1999, by and between Apartment CCG 17, L.P., a California limited partnership, and GMAC Commercial Mortgage Corporation, a California Corporation; incorporated by reference to the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

      10.2 Multifamily Note dated January 27, 2000, by and between Century Properties Fund XVII, a California limited partnership, and GMAC Commercial Mortgage Corporation, a California Corporation; incorporated by reference to the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

      10.3 Multifamily Note dated February 11, 2000, by and between Century Properties Fund XVII, a California limited partnership, and GMAC Commercial Mortgage Corporation, a California Corporation; incorporated by reference to the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

      10.4 Allonge and Amendment to Multifamily Note dated June 7, 2004, by and among Century Properties Fund XVII, a California limited partnership, GMAC Commercial Mortgage Corporation, and Federal Home Loan Mortgage Corporation, incorporated by reference to the Partnership's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2004.

      10.5 Multifamily Note dated June 7, 2004, by and between Century Properties Fund XVII, a California limited partnership, and GMAC Commercial Mortgage Bank, incorporated by reference to the Partnership's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2004.

      10.6 Multifamily Note dated August 24, 1998, by and between Apartment Lodge 17 A LLC, a Colorado limited liability company and Newport Mortgage Company, L.P. a Texas limited partnership, incorporated by reference to Partnership's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 1998.

      10.7 Multifamily Note dated August 24, 1998, by and between Apartment Creek 17 A LLC, a Colorado limited liability company and Newport Mortgage Company, L.P., a Texas limited partnership, incorporated by reference to the Partnership's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 1998.

                          CENTURY PROPERTIES FUND XVII

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

Date:  November xx, 2005

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

Date:  November xx, 2005

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Century Properties Fund XVII (the "Partnership"), for the quarterly period ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  November xx, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  November xx, 2005

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.