Form 10KSB
period 2005-12-31
CENTURY PROPERTIES FUND XVII
filed 2006-03-29
CIK 356472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

Form 10-KSB

(Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

[ ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period _________to _________

Commission file number 0-11137

CENTURY PROPERTIES FUND XVII

(Name of small business issuer in its charter)

California	94-2782037
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	(Identification No.)

55 Beattie Place, PO Box 1089

Greenville, South Carolina  29602

(Address of principal executive offices)

(864) 239-1000

Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Units of Limited Partnership Interest

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [ ]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ]  No[X]

State issuer's revenues for its most recent fiscal year.  $13,516,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2005.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

PART I

Item 1.

Description of Business

Century Properties Fund XVII (the "Partnership" or the "Registrant") was organized in November 1981 as a California limited partnership under the Uniform Limited Partnership Act of the California Corporations Code.  Fox Partners, a California general partnership, is the general partner of the Partnership. The general partners of Fox Partners are Fox Capital Management Corporation (“FCMC” or the “Managing General Partner"), a California corporation, Fox Realty Investors ("FRI"), a California general partnership, and Fox Partners 82, a California general partnership.  NPI Equity Investments II Inc., a Florida Corporation ("NPI Equity"), is the general partner of FRI. FCMC and NPI Equity are affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2021, unless terminated prior to such date.

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

From time to time, the Federal Bureau of Investigation, or FBI, and the United States Department of Homeland Security issue alerts regarding potential terrorist threats involving apartment buildings. Threats of future terrorist attacks, such as those announced by the FBI and the Department of Homeland Security, could have a negative effect on rent and occupancy levels at the Partnership’s properties. The effect that future terrorist activities or threats of such activities could have on the Partnership’s operations is uncertain and unpredictable. If the Partnership were to incur a loss at a property as a result of an act of terrorism, the Partnership could lose all or a portion of the capital invested in the property, as well as the future revenue from the property.

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

Item 2.

Description of Properties

The following table sets forth the Partnership's investments in properties:

Date of
Property	Purchase	Type of Ownership	Use

Peakview Place Apartments	09/82	Fee ownership subject	Apartment
Englewood, Colorado		to first mortgage (1)	296 units

Creekside Apartments	10/82	Fee ownership subject	Apartment
Denver, Colorado		to first mortgage (1)	328 units

The Lodge Apartments	10/82	Fee ownership subject	Apartment
Denver, Colorado		to first mortgage (1)	376 units

The Village in the Woods	10/82	Fee ownership subject	Apartment
Apartments		to first mortgage	530 units
Cypress, Texas

Cooper's Pond Apartments	03/83	Fee ownership subject
Tampa, Florida		to first and second	Apartment
		mortgages	463 units

(1)

Property is owned by a limited partnership or limited liability corporation in which the Partnership holds a 100% interest.

Schedule of Properties

Set forth below for each of the Partnership’s properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

	Gross
	Carrying	Accumulated	Depreciable	Method of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)

Peakview Place Apartments	$21,795	$13,169	5-30 yrs	S/L	$ 4,749
Creekside Apartments	12,767	8,311	5-30 yrs	S/L	3,027
The Lodge Apartments	14,892	9,500	5-30 yrs	S/L	3,634
The Village in the Woods	22,042	11,410	5-30 yrs	S/L	8,024
Apartments
Coopers Pond Apartments	17,839	12,306	5-30 yrs	S/L	3,427
	$89,335	$54,696			$22,861

See "Note A – Organization and Summary of Significant Accounting Policies" to the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.

	Principal				Principal
	Balance At				Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2005	Rate	Amortized	Date	Maturity (3)
	(in thousands)				(in thousands)

Peakview Place Apartments	$10,507	7.99% (1)	20 years	01/01/20	$ --
Creekside Apartments	5,842	6.43% (1)	30 years	09/01/08	5,501
The Lodge Apartments	6,471	6.43% (1)	30 years	09/01/08	6,093
The Village in the
Woods Apartments	12,426	8.56% (1)	20 years	02/01/20	--
Cooper's Pond Apartments
1st mortgage	7,399	8.77% (1)	20 years	07/01/14	6,655
2nd mortgage	2,540	(2)	(2)	07/01/07	2,540
	$45,185				$20,789

(1)

Fixed rate mortgage.

(2)

On June 7, 2004 the Partnership obtained a second mortgage loan on Cooper’s Pond Apartments in the amount of $2,540,000. The second mortgage requires monthly payments of interest beginning August 1, 2004 until the loan matures July 1, 2007, with interest being equal to the one month LIBOR rate plus 300 basis points (7.39% at December 31, 2005).  In connection with obtaining the second mortgage, loan costs of approximately $85,000 were capitalized and are included in other assets on the consolidated balance sheet included in “Item 7. Financial Statements”.

In connection with the new financing, the Partnership agreed to certain modifications on the existing mortgage loan encumbering Cooper’s Pond Apartments.  The modification of terms consisted of a fixed interest rate of 8.77%, a monthly payment of approximately $62,000 on July 1, 2004, and monthly payments of approximately $59,000, commencing August 1, 2004 through its maturity of July 1, 2014, with a balloon payment of approximately $6,655,000 due at maturity.  The previous terms consisted of monthly payments of approximately $72,000 with a stated fixed interest rate of 8.47% through its maturity of March 1, 2020, at which time the loan was scheduled to be fully amortized.

(3)

See “Note B – Mortgage Notes Payable” to the consolidated financial statements included in "Item 7. Financial Statements" for information with respect to the Partnership's ability to prepay these loans and other specific details about the loans.

Schedule of Rental Rates and Occupancy

Average annual rental rates and occupancy for 2005 and 2004 for each property are as follows:

	Average Annual		Average Annual
	Rental Rates		Occupancy
	(per unit)
Property	2005	2004	2005	2004

Peakview Place Apartments (1)	$ 8,387	$ 8,057	82%	71%
Creekside Apartments (2)	6,629	6,520	96%	92%
The Lodge Apartments	5,957	5,759	87%	87%
The Village in the Woods
Apartments	7,203	7,328	78%	76%
Cooper's Pond Apartments	6,731	6,157	96%	95%

(1)

The Managing General Partner attributes the increase in occupancy at Peakview Place Apartments to an increase in units available for lease as a result of the completion of the redevelopment project at the property (as discussed below).

(2)

The Managing General Partner attributes the increase in occupancy at Creekside Apartments to improved economic conditions and increased resident retention efforts.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the Partnership's properties are subject to competition from other apartment complexes in the area. The Managing General Partner believes that all of the properties are adequately insured. The properties are apartment complexes which lease units for terms of one year or less. No tenant leases 10% or more of the available rental space. With the exception of The Village in the Woods Apartments, as discussed below, all of the properties are in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Real Estate Taxes and Rates

Real estate taxes and rates in 2005 for each property were as follows:

	2005	2005
	Billing	Rate
	(in thousands)

Peakview Place Apartments	$104	8.85%
Creekside Apartments	89	6.62%
The Lodge Apartments	96	6.62%
The Village in the Woods
Apartments	406	2.90%
Cooper's Pond Apartments	310	2.30%

Capital Improvements

Peakview Place Apartments

During the year ended December 31, 2005, the Partnership completed approximately $448,000 of capital improvements arising from the redevelopment of the property, which includes capitalization of construction period interest of approximately $34,000, real estate taxes of approximately $1,000 and other construction period costs of approximately $3,000. Additional capital improvements of approximately $218,000 consisted primarily of interior improvements, plumbing upgrades and floor covering replacement. These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner. The property underwent a redevelopment project in order to become more competitive with other properties in the area in an effort to increase occupancy at the property. The redevelopment was completed in May 2005 at a total cost of approximately $4,785,000, approximately $3,697,000 and $640,000 of which was completed during 2004 and 2003, respectively. The project was funded by advances from an affiliate of the Managing General Partner. Approximately $609,000 was advanced during the year ended December 31, 2005 to pay for redevelopment project costs. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no other material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Creekside Apartments

During the year ended December 31, 2005, the Partnership completed approximately $383,000 of capital improvements at the property, consisting primarily of handrails, major landscaping, lighting upgrades, air conditioning upgrades, interior and exterior improvements, and floor covering replacement. These improvements were funded from operating cash flow and replacement reserves.  The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Lodge Apartments

During the year ended December 31, 2005, the Partnership completed approximately $585,000 of capital improvements at the property, consisting primarily of heating and air conditioning upgrades, interior building improvements, parking area resurfacing, exterior doors, structural upgrades, and appliance and floor covering replacements. These improvements were funded from operating cash flow, replacement reserves and advances from an affiliate of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Village in the Woods Apartments

During the year ended December 31, 2005, the Partnership completed approximately $4,139,000 of capital improvements arising from the redevelopment of the property, which includes capitalization of construction period interest of approximately $117,000.  Additional capital improvements of approximately $443,000 consisted primarily of interior improvements, swimming pool upgrades, plumbing fixtures, lighting upgrades and appliance and floor covering replacements.  These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner.  In April 2005, the Partnership began a major redevelopment project in order for the property to become more competitive with other properties in the Houston area and to increase occupancy at the property.  Based on current redevelopment plans, the Managing General Partner anticipates the redevelopment to be complete in May 2006 at a total cost of approximately $5,300,000.  In March 2005, the Partnership entered into a construction contract with a third party for approximately $3,300,000 related to this project. The project is being funded from operating cash flow and advances from an affiliate of the Managing General Partner.  Approximately $3,409,000 was advanced during the year ended December 31, 2005 to pay for redevelopment project costs.  The Partnership regularly evaluates the capital improvement needs of the property.  The Partnership currently expects to spend approximately $1,161,000 for property redevelopment during 2006.  In addition, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Cooper's Pond Apartments

During the year ended December 31, 2005, the Partnership completed approximately $565,000 of capital improvements at the property, consisting primarily of structural improvements, siding, roof replacement, handrails, gutter upgrades, furniture and air conditioning upgrades, major landscaping and floor covering replacement. These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Capital expenditures will be incurred only to the extent of cash available from operations, Partnership reserves, or advances from an affiliate of the Managing General Partner. To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected, at least in the short term.

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

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action. On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the “Appeal”) seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004, the Objector filed a second appeal challenging the court’s use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals.  With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court’s order and remanded to the trial court for further findings on the basis that the “state of the record is insufficient to permit meaningful appellate review”.  The matter was transferred back to the trial court on June 21, 2005.  With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeals reversed the trial court’s order striking the first amended complaint.

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. The opt-in period has not yet closed. Defendants will have the opportunity to move to decertify the collective action.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

Item 4.

Submission of Matters to a Vote of Security Holders

The unit holders of the Registrant did not vote on any matter through the solicitation of proxies or otherwise during the quarter ended December 31, 2005.

PART II

Item 5.

Market for the Partnership's Equity and Related Partner Matters

The Partnership, a publicly held limited partnership, sold 75,000 Limited Partnership Units (the "Units") aggregating $75,000,000 during its offering period. The Partnership currently has 75,000 Units outstanding and 2,707 Limited Partners of record.  Affiliates of the Managing General Partner owned 51,841 Units or 69.12% at December 31, 2005.  No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

There were no distributions made to the partners during the years ended December 31, 2005 or 2004. Future cash distributions will depend on the levels of net cash generated from operations and the timing of debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at December 31, 2005, there can be no assurance that the Partnership will generate sufficient funds from operations after required capital improvements to permit any distributions to its partners in 2006 or subsequent periods. See “Item 2. Description of Properties – Capital Improvements” for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 51,841 Units in the Partnership representing 69.12% of the outstanding Units at December 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 69.12% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, DeForest Ventures I L.P., from whom AIMCO, through its merger with Insignia Financial Group, Inc., acquired 25,833.5 (approximately 34.45%) of its Units, had agreed for the benefit of third party unitholders, that it would vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unit holders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Item 6.

Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

The Partnership’s financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment properties, interest rates on mortgage loans, costs incurred to operate the investment properties, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions; accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership such as the local economic climate and weather can adversely or positively affect the Partnership’s financial results.

Results of Operations

The Partnership’s net loss for the years ended December 31, 2005 and 2004 was approximately $3,427,000 and $2,170,000, respectively.  The increase in net loss is due to an increase in total expenses, partially offset by an increase in total revenues.  The increase in total expenses is due to increases in operating, depreciation, interest and general and administrative expenses, partially offset by a decrease in property tax expense. The increase in operating expenses is primarily due to increases in tenant application processing fees and payroll related expenses at all of the Partnership’s investment properties, utility expenses at Creekside Apartments, The Lodge Apartments and Cooper’s Pond Apartments, contract maintenance expense at Peakview Place Apartments and Creekside Apartments, and management fees as a result of the increase in rental income at all of the Partnership’s investment properties. The increase in depreciation expense is due to property improvements and replacements placed into service at the Partnership’s investment properties during the past twelve months.  The increase in interest expense is primarily due to an increase in interest on advances from an affiliate of the Managing General Partner, mortgage interest due to a larger debt balance encumbering Cooper’s Pond Apartments as a result of the second mortgage obtained in June 2004 (as discussed in “Liquidity and Capital Resources”), and a decrease in interest capitalized at Peakview Place Apartments, due to a redevelopment project at the property (as discussed below). The increase in interest expense was partially offset by scheduled principal payments made on the mortgages encumbering the Partnership’s investment properties, which reduced the carrying balance of the loans, and interest capitalized at The Village in the Woods Apartments, due to a redevelopment project at the property (as discussed below). The decrease in property tax expense is primarily a result of the receipt of refunds due to the Partnership’s successful appeal of the assessed value of Peakview Place Apartments for the 2003 and 2004 tax years and decreases in the 2005 assessed values of Peakview Place Apartments and The Village in the Woods Apartments, partially offset by increases in the assessed values of Creekside Apartments, The Lodge Apartments and Cooper’s Pond Apartments. The increase in general and administrative expenses is primarily due to increases in the cost of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement and professional fees associated with the administration of the Partnership. Also included in general and administrative expenses for the years ended December 31, 2005 and 2004 are costs associated with the quarterly communications with the investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The increase in total revenues is due to an increase in rental income, partially offset by a decrease in other income and the recognition of a casualty gain during 2004 (as discussed below).  The increase in rental income is primarily due to reduced bad debt expense at all of the Partnership’s investment properties and increases in the average rental rate at four of the Partnership’s investment properties and occupancy at four properties, partially offset by a decrease in the average rental rate at The Village in the Woods Apartments. The decrease in other income is primarily due to decreases in lease cancellation fees at four properties and cleaning and damage fees at The Lodge Apartments, partially offset by an increase in utility reimbursements at all of the Partnership’s investment properties.

In October 2003, there was a fire at Cooper’s Pond Apartments, causing minor damage to seven units.  The property suffered damages of approximately $33,000.  Insurance proceeds of approximately $27,000 were received during the year ended December 31, 2004 to cover the damages.  After writing off the undepreciated damaged assets of approximately $4,000, the Partnership recognized a casualty gain of approximately $23,000 for the year ended December 31, 2004.

In April 2005, The Managing General Partner began a major redevelopment project at The Village in the Woods Apartments.  The property has had difficulty staying competitive and needed to be updated.  Therefore, in an effort to increase occupancy and become competitive in the local market, a significant redevelopment project has been started and is expected to be completed in May 2006 at a total cost of approximately $5,300,000.  During the construction period, certain expenses are being capitalized and depreciated over the remaining life of the property.  During the year ended December 31, 2005, approximately $117,000 of interest was capitalized.

During 2003, the Managing General Partner began a major redevelopment project at Peakview Place Apartments.  The property has had difficulty staying competitive and needed to be updated.  Therefore, in an effort to increase occupancy and become competitive in the local market, a significant redevelopment project was completed in May 2005 at a total cost of approximately $4,785,000.  During the construction period, certain expenses were capitalized and depreciated over the remaining life of the property. During the years ended December 31, 2005 and 2004, approximately $34,000 and $196,000 of interest, approximately $1,000 and $19,000, respectively, of real estate taxes, and approximately $3,000 and $54,000, respectively, of other construction period costs were capitalized.

Liquidity and Capital Resources

At December 31, 2005, the Partnership had cash and cash equivalents of approximately $445,000, compared to approximately $344,000 at December 31, 2004.  The increase in cash and cash equivalents of approximately $101,000 is due to approximately $4,993,000 of cash provided by financing activities and approximately $1,965,000 of cash provided by operating activities, partially offset by approximately $6,857,000 of cash used in investing activities. Cash provided by financing activities consisted of advances from an affiliate of the Managing General Partner, partially offset by payments of principal made on the mortgages encumbering the Partnership’s investment properties. Cash used in investing activities consisted of property improvements and replacements, partially offset by net receipts from escrow accounts maintained by the mortgage lenders.  The Partnership invests its working capital reserves in interest bearing accounts.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership.  During the year ended December 31, 2005, an affiliate of the Managing General Partner exceeded this credit limit and advanced the Partnership approximately $609,000 and $3,409,000 to fund the redevelopment projects at Peakview Place Apartments and The Village in the Woods Apartments, respectively, and approximately $2,087,000 to fund property taxes, capital improvements and operating expenses at all of the Partnership’s investment properties. An affiliate of the Managing General Partner has committed to fund additional redevelopment costs of approximately $1,161,000 for the Village in the Woods Apartments (as discussed below). During the year ended December 31, 2004, an affiliate of the Managing General Partner advanced the Partnership approximately $3,830,000 to fund the redevelopment project at Peakview Place Apartments, approximately $425,000 to fund property taxes at The Village in the Woods Apartments and Cooper’s Pond Apartments, and approximately $1,263,000 to fund capital improvements and operating expenses at four of the Partnership’s investment properties. The redevelopment advances to The Village in the Woods Apartments accrue interest at 10% and all other advances bear interest at the prime rate plus 2% (9.25% at December 31, 2005). Interest expense for the years ended December 31, 2005 and 2004 was approximately $665,000 and $160,000, respectively. During the year ended December 31, 2004, the Partnership made payments of approximately $1,524,000 on the advances and approximately $22,000 in accrued interest, from proceeds from the second mortgage obtained on Cooper’s Pond Apartments (as discussed below). No such payments were made to affiliates of the Managing General Partner during the year ended December 31, 2005. At December 31, 2005, the total outstanding advances and accrued interest due to an affiliate of the Managing General Partner is approximately $11,304,000 and is included in due to affiliates on the consolidated balance sheet included in “Item 7. Financial Statements”. Subsequent to December 31, 2005, an affiliate of the Managing General Partner advanced the Partnership approximately $325,000 to fund the redevelopment project at The Village in the Woods Apartments and approximately $536,000 to fund operations and capital improvements at four of the Partnership’s investment properties.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. The Partnership regularly evaluates the capital improvement needs of the property. The Partnership currently expects to budget approximately $1,161,000 for 2006 related to the redevelopment project at The Village in the Woods Apartments. While the Partnership has no other material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flows generated by the properties.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves, or advances from an affiliate of the Managing General Partner.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. On June 7, 2004 the Partnership obtained a second mortgage loan on Cooper’s Pond Apartments in the amount of $2,540,000. The second mortgage requires monthly payments of interest beginning August 1, 2004 until the loan matures July 1, 2007, with interest being equal to the one month LIBOR rate plus 300 basis points (7.39% at December 31, 2005). In connection with obtaining the second mortgage, loan costs of approximately $85,000 were capitalized and are included in other assets on the consolidated balance sheet included in “Item 7. Financial Statements”.

In connection with the new financing, the Partnership agreed to certain modifications on the existing mortgage loan encumbering Cooper’s Pond Apartments.  The modification of terms consisted of an interest rate of 8.77%, a monthly payment of approximately $62,000 on July 1, 2004, and monthly payments of approximately $59,000, commencing August 1, 2004 through its maturity of July 1, 2014, with a balloon payment of approximately $6,655,000 due at maturity.  The previous terms consisted of monthly payments of approximately $72,000 with a stated interest rate of 8.47% through its maturity of March 1, 2020, at which time the loan was scheduled to be fully amortized.

The remaining mortgage indebtedness of approximately $35,246,000 is amortized over varying periods. The debt encumbering Creekside Apartments and The Lodge Apartments matures in September 2008, at which time balloon payments totaling approximately $11,594,000 will be due. The debt encumbering Peakview Place Apartments and The Village in the Woods Apartments matures in 2020 at which time the loans are scheduled to be fully amortized. The Managing General Partner will attempt to refinance the indebtedness encumbering Cooper’s Pond Apartments, Creekside Apartments, and The Lodge Apartments and/or sell the properties prior to their maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

Subsequent to December 31, 2005, the Partnership entered into a Purchase and Sale Contract to sell Cooper’s Pond Apartments to a third party for a purchase price of approximately $23,799,000. The anticipated closing date for the transaction is March 31, 2006. At December 31, 2005, the carrying amounts of the mortgage notes payable and investment property for Cooper’s Pond Apartments are approximately $9,939,000 and $5,533,000, respectively. The operating results of Cooper’s Pond Apartments for the years ended December 31, 2005 and 2004 were losses of approximately $68,000 and $115,000, respectively, which included revenues of approximately $3,329,000 and $3,054,000, respectively.

There were no distributions made to the partners during the years ended December 31, 2005 or 2004. Future cash distributions will depend on the levels of net cash generated from operations, the timing of debt maturities, refinancings, and/or property sales. The Partnership’s cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at December 31, 2005, there can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit any distributions to its partners in 2006 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 51,841 Units in the Partnership representing 69.12% of the outstanding Units at December 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 69.12% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, DeForest Ventures I L.P., from whom AIMCO, through its merger with Insignia Financial Group, Inc., acquired 25,833.5 (approximately 34.45%) of its Units, had agreed for the benefit of third party unitholders, that it would vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unit holders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in "Note A – Organization and Summary of Significant Accounting Policies" which is included in the consolidated financial statements in "Item 7. Financial Statements".  The Managing General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the consolidated financial statements with useful and reliable information about the Partnership’s operating results and financial condition.  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  Judgments and assessments of uncertainties are required in applying the Partnership’s accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment properties are recorded at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable.  If events or circumstances indicate that the carrying amount of a property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeds the aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property.

Real property investment is subject to varying degrees of risk.  Several factors may adversely affect the economic performance and value of the Partnership’s investment properties.  These factors include, but are not limited to, general economic climate; competition from other apartment communities and other housing options; local conditions, such as loss of jobs or an increase in the supply of apartments that might adversely affect apartment occupancy or rental rates; changes in governmental regulations and the related cost of compliance; increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents; and changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multi-family housing.  Any adverse changes in these factors could cause impairment of the Partnership’s assets.

Capitalized Costs Related to Redevelopment and Construction Projects

The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects. Costs associated with redevelopment projects are capitalized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.” Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  The Partnership capitalizes interest, property taxes and operating costs in accordance with SFAS No. 34 “Capitalization of Interest Costs” during periods in which redevelopment and construction projects are in progress.

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

Financial Statements

CENTURY PROPERTIES FUND XVII

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet - December 31, 2005

Consolidated Statements of Operations - Years ended December 31, 2005 and 2004

Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2005 and 2004

Consolidated Statements of Cash Flows - Years ended December 31, 2005 and 2004

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Century Properties Fund XVII

We have audited the accompanying consolidated balance sheet of Century Properties Fund XVII as of December 31, 2005, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2005.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Properties Fund XVII at December 31, 2005, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 6, 2006

CENTURY PROPERTIES FUND XVII

CONSOLIDATED BALANCE SHEET

(in thousands, except unit data)

December 31, 2005

Assets
Cash and cash equivalents		$ 445
Receivables and deposits		797
Restricted escrows		443
Other assets		734
Investment properties (Notes B and E):
Land	$ 7,078
Buildings and related personal property	82,257
	89,335
Less accumulated depreciation	(54,696)	34,639

		$ 37,058
Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 372
Tenant security deposit liabilities		324
Accrued property taxes		701
Other liabilities		654
Due to affiliates (Note D)		11,576
Mortgage notes payable (Note B)		45,185

Partners' Deficit
General partner	$ (9,506)
Limited partners (75,000 units issued and
outstanding)	(12,248)	(21,754)

		$ 37,058

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVII

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

	Years Ended December 31,
	2005	2004
Revenues:
Rental income	$11,870	$10,637
Other income	1,646	1,748
Casualty gain (Note F)	--	23
Total revenues	13,516	12,408

Expenses:
Operating	7,093	6,345
General and administrative	413	375
Depreciation	4,334	3,338
Interest	4,159	3,560
Property taxes	944	960
Total expenses	16,943	14,578

Net loss (Note C)	$(3,427)	$(2,170)

Net loss allocated to general partner (11.8%)	$ (404)	$ (256)

Net loss allocated to limited partners (88.2%)	(3,023)	(1,914)

	$(3,427)	$(2,170)

Net loss per limited partnership unit	$(40.31)	$(25.52)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVII

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	75,000	$ --	$75,000	$ 75,000

Partners' deficit at
December 31, 2003	75,000	$(8,846)	$(7,311)	$(16,157)

Net loss for the year ended
December 31, 2004	--	(256)	(1,914)	(2,170)

Partners' deficit at
December 31, 2004	75,000	(9,102)	(9,225)	(18,327)

Net loss for the year ended
December 31, 2005	--	(404)	(3,023)	(3,427)

Partners' deficit at
December 31, 2005	75,000	$(9,506)	$(12,248)	$(21,754)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVII

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2005	2004
Cash flows from operating activities:
Net loss	$ (3,427)	$ (2,170)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Depreciation	4,334	3,338
Amortization of loan costs	86	65
Casualty gain	--	(23)
Bad debt expense	199	610
Change in accounts:
Receivables and deposits	(272)	(900)
Other assets	77	(141)
Accounts payable	48	(151)
Tenant security deposit liabilities	40	(48)
Accrued property taxes	(12)	(11)
Other liabilities	19	(42)
Due to affiliates	873	172

Net cash provided by operating activities	1,965	699

Cash flows from investing activities:
Insurance proceeds received	--	27
Net withdrawals from (deposits to) restricted escrows	54	(215)
Property improvements and replacements	(6,911)	(5,934)

Net cash used in investing activities	(6,857)	(6,122)

Cash flows from financing activities:
Loan costs paid	--	(85)
Payments on mortgage notes payable	(1,112)	(1,115)
Proceeds from mortgage note payable	--	2,540
Advances from affiliate	6,105	5,518
Payments on advances from affiliate	--	(1,524)

Net cash provided by financing activities	4,993	5,334

Net increase (decrease) in cash and cash equivalents	101	(89)

Cash and cash equivalents at beginning of year	344	433

Cash and cash equivalents at end of year	$ 445	$ 344

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 3,547	$ 3,549

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 168	$ 298

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVII

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

Note A - Organization and Summary of Significant Accounting Policies

Organization: Century Properties Fund XVII (the "Partnership" or the "Registrant") is a California limited partnership organized in November 1981 to acquire and operate residential apartment complexes. The Partnership currently owns five residential apartment complexes of which three are located in Colorado, and one each are located in Florida and Texas. Fox Partners, a California general partnership, is the general partner of the Partnership. The general partners of Fox Partners are Fox Capital Management Corporation (“FCMC” or the "Managing General Partner"), Fox Realty Investors ("FRI"), and Fox Partners 82. NPI Equity Investments II, Inc., a Florida corporation ("NPI Equity"), is the general partner of FRI. FCMC and NPI Equity are affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2021 unless terminated prior to such date.

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

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks.  At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $358,000 at December 31, 2005 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits:  The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged the space and is current on rental payments.

Replacement Reserves: A replacement reserve account was established in 1998 with the refinancing proceeds for Creekside Apartments and The Lodge Apartments. A replacement reserve account was established during the year ended December 31, 2004 with the second mortgage obtained on Cooper’s Pond Apartments. These funds were established to complete listed repairs and replacements. The total reserve account balance at December 31, 2005 is approximately $443,000 which includes interest.

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

Deferred Costs: Loan costs of approximately $769,000, less accumulated amortization of approximately $415,000, are included in other assets on the accompanying consolidated balance sheet.  The loan costs are amortized over the terms of the related loan agreements. Amortization of loan costs for the years ended December 31, 2005 and 2004 was approximately $86,000 and $65,000, respectively, and is included in interest expense. Amortization expense is expected to be approximately $83,000 in 2006, $70,000 in 2007, $45,000 in 2008, and $25,000 in each of 2009 and 2010.

Leasing commissions and other direct costs incurred in connection with successful leasing efforts are deferred and amortized over the terms of the related leases.  Amortization of these costs is included in operating expenses.

Investment Properties:  Investment properties consist of five apartment complexes and are stated at cost.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs associated with redevelopment projects are capitalized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.”  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  The Partnership capitalizes interest, property taxes and operating costs in accordance with SFAS No. 34 “Capitalization of Interest Costs” during periods in which redevelopment and construction projects are in progress.  During the years ended December 31, 2005 and 2004, the Partnership capitalized interest of approximately $151,000 and $196,000, respectively, property taxes of approximately $1,000 and $19,000, respectively, and operating costs of approximately $3,000 and $54,000, respectively.  Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2005 and 2004.

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The Partnership estimates fair value of discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, fully amortizing long-term debt. The fair value of the Partnership's long term debt at the Partnership’s incremental borrowing rate is approximately $48,791,000.

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

Advertising Costs: Advertising costs of approximately $389,000 and $383,000 for the years ended December 31, 2005 and 2004, respectively, were charged to expense as incurred and are included in operating expenses.

Use of Estimates: The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recent Accounting Pronouncement: In May 2005, the Financial Accounting Standards Board issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, although early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS No. 154 was issued. The Partnership does not anticipate that the adoption of SFAS No. 154 will have a material effect on the Partnership’s consolidated financial condition or results of operations.

Note B - Mortgage Notes Payable

The terms of the mortgage notes payable are as follows:

	Principal	Monthly			Principal
	Balance At	Payment			Balance
	December 31,	Including	Interest	Maturity	Due At
Property	2005	Interest	Rate	Date	Maturity
	(in thousands)				(in thousands)

Peakview Place Apartments	$10,507	$ 104	7.99% (1)	01/01/20	$ --
Creekside Apartments	5,842	41	6.43% (1)	09/01/08	5,501
The Lodge Apartments	6,471	45	6.43% (1)	09/01/08	6,093
The Village in the
Woods Apartments	12,426	126	8.56% (1)	02/01/20	--
Cooper's Pond Apartments
1st mortgage	7,399	59	8.77% (1)	07/01/14	6,655
2nd mortgage	2,540	15	(2)	07/01/07	2,540
	$45,185	$ 390			$20,789

(1)

Fixed rate mortgage.

(2)

Variable rate mortgage, with interest being equal to the one month LIBOR rate plus 300 basis points (7.39% at December 31, 2005).

On June 7, 2004 the Partnership obtained a second mortgage loan on Cooper’s Pond Apartments in the amount of $2,540,000. The second mortgage requires monthly payments of interest beginning August 1, 2004 until the loan matures July 1, 2007, with interest being equal to the one month LIBOR rate plus 300 basis points (7.39% at December 31, 2005).  In connection with obtaining the second mortgage, loan costs of approximately $85,000 were capitalized and are included in other assets.

In connection with the new financing, the Partnership agreed to certain modifications on the existing mortgage loan encumbering Cooper’s Pond Apartments.  The modification of terms consisted of an interest rate of 8.77%, a monthly payment of approximately $62,000 on July 1, 2004, and monthly payments of approximately $59,000, commencing August 1, 2004 through its maturity of July 1, 2014, with a balloon payment of approximately $6,655,000 due at maturity.  The previous terms consisted of monthly payments of approximately $72,000 with a stated interest rate of 8.47% through its maturity of March 1, 2020, at which time the loan was scheduled to be fully amortized.

The mortgage notes payable are non-recourse and are secured by pledge of the respective apartment properties and by pledge of revenues from the respective apartment properties.  Certain of the notes require prepayment penalties if repaid prior to maturity and all notes prohibit resale of the properties subject to existing indebtedness.

Scheduled principal payments on the mortgage notes payable subsequent to December 31, 2005 are as follows (dollar amounts in thousands):

2006	$ 1,202
2007	3,841
2008	12,931
2009	1,225
2010	1,331
Thereafter	24,655
$45,185

Note C - Income Taxes

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership.

The following is a reconciliation of reported net loss and Federal taxable loss (in thousands, except per unit data):

	2005	2004
Net loss as reported	$(3,427)	$(2,170)
(Deduct) add:
Casualty gain	--	(23)
Depreciation differences	284	1,066
Other	(20)	(210)
Interest expense	(138)	(137)
Federal taxable loss	$ (3,301)	$(1,474)

Federal taxable loss per Limited
partnership unit	$ (38.82)	$(17.33)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

Net liabilities as reported	$(21,754)
Land and Buildings	7,731
Accumulated Depreciation	(19,509)
Syndication and Distribution Costs	9,319
Original issue discount	2,962
Other	195
Net liabilities - Federal tax basis	$(21,056)

Note D - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership’s properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $673,000 and $604,000 for the years ended December 31, 2005 and 2004, respectively, which are included in operating expenses.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $505,000 and $326,000 for the years ended December 31, 2005 and 2004, respectively, which are included in investment properties and general and administrative expenses.  The portion of these reimbursements included in investment properties for the years ended December 31, 2005 and 2004 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $312,000 and $147,000, respectively.  At December 31, 2005, approximately $272,000 was owed to an affiliate of the Managing General Partner for unpaid reimbursements, which is included in due to affiliates.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. There were no Partnership management fees paid during the years ended December 31, 2005 or 2004, as there were no distributions from operations.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership.  During the year ended December 31, 2005, an affiliate of the Managing General Partner exceeded this credit limit and advanced the Partnership approximately $609,000 and $3,409,000 to fund the redevelopment projects at Peakview Place Apartments and The Village in the Woods Apartments, respectively, and approximately $2,087,000 to fund property taxes, capital improvements and operating expenses at all of the Partnership’s investment properties. An affiliate of the Managing General Partner has committed to fund additional redevelopment costs of approximately $1,161,000 for the Village in the Woods Apartments (as discussed in “Note E”). During the year ended December 31, 2004, an affiliate of the Managing General Partner advanced the Partnership approximately $3,830,000 to fund the redevelopment project at Peakview Place Apartments, approximately $425,000 to fund property taxes at The Village in the Woods Apartments and Cooper’s Pond Apartments, and approximately $1,263,000 to fund capital improvements and operating expenses at four of the Partnership’s investment properties. The redevelopment advances to The Village in the Woods Apartments accrue interest at 10% and all other advances bear interest at the prime rate plus 2% (9.25% at December 31, 2005). Interest expense for the years ended December 31, 2005 and 2004 was approximately $665,000 and $160,000, respectively. During the year ended December 31, 2004, the Partnership made payments of approximately $1,524,000 on the advances and approximately $22,000 in accrued interest, from proceeds from the second mortgage obtained on Cooper’s Pond Apartments (as discussed in “Note B”). No such payments were made to affiliates of the Managing General Partner during the year ended December 31, 2005. At December 31, 2005, the total outstanding advances and accrued interest due to an affiliate of the Managing General Partner is approximately $11,304,000 and is included in due to affiliates. Subsequent to December 31, 2005, an affiliate of the Managing General Partner advanced the Partnership approximately $325,000 to fund the redevelopment project at The Village in the Woods Apartments and approximately $536,000 to fund operations and capital improvements at four of the Partnership’s investment properties.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $213,000 and $191,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 51,841 limited partnership units (the “Units”) in the Partnership representing 69.12% of the outstanding Units at December 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 69.12% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, DeForest Ventures I L.P., from whom AIMCO, through its merger with Insignia Financial Group, Inc., acquired 25,833.5 (approximately 34.45%) of its Units, had agreed for the benefit of third party unitholders, that it would vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unit holders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Note E – Investment Properties and Accumulated Depreciation

		Initial Cost
		To Partnership
		(in thousands)
				Net Cost
			Buildings	Capitalized
			and Related	(Written Down)
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)

Peakview Place Apartments	$10,507	$ 1,320	$11,879	$ 8,596
Creekside Apartments	5,842	1,366	7,307	4,094
The Lodge Apartments	6,471	1,575	8,580	4,737
The Village in the Woods
Apartments	12,426	2,852	20,915	(1,725)
Cooper's Pond Apartments	9,939	1,476	12,505	3,858
Total	$45,185	$ 8,589	$61,186	$19,560

	Gross Amount At Which Carried
	At December 31, 2005
	(in thousands)

		Buildings
		And Related			Year of
		Personal		Accumulated	Construc-	Date	Depreciable
Description	Land	Property	Total	Depreciation	tion	Acquired	Life
				(in thousands)
Peakview Place
Apartments	$ 1,320	$20,475	$21,795	$13,169	1979	9/82	5-30 yrs
Creekside
Apartments	1,366	11,401	12,767	8,311	1974	10/82	5-30 yrs
The Lodge
Apartments	1,577	13,315	14,892	9,500	1974	10/82	5-30 yrs
The Village in
the Woods
Apartments	1,500	20,542	22,042	11,410	1983	10/82	5-30 yrs
Cooper's Pond
Apartments	1,315	16,524	17,839	12,306	1979-1981	3/83	5-30 yrs
Total	$ 7,078	$82,257	$89,335	$54,696

In April 2005, the Managing General Partner began a major redevelopment project at The Village in the Woods Apartments.  The property has had difficulty staying competitive and needed to be updated.  Therefore, in an effort to increase occupancy and become competitive in the local market, a significant redevelopment project has been started and is expected to be completed in May 2006.  During the construction period, certain expenses are being capitalized and depreciated over the remaining life of the property.  During the year ended December 31, 2005, approximately $117,000 of interest was capitalized.

The total cost of  the redevelopment is expected to be approximately $5,300,000, approximately $4,139,000 of which was completed during the year ended December 31, 2005.  The project is being funded from operating cash flow and advances from an affiliate of the Managing General Partner.  It is expected that the redevelopment will continue to be funded from operating cash flow and advances from an affiliate of the Managing General Partner.

During 2003, the Managing General Partner began a major redevelopment project at Peakview Place Apartments. The property has had difficulty staying competitive and needed to be updated. Therefore, in an effort to increase occupancy and become competitive in the local market, a significant redevelopment project was completed in May 2005 at a total cost of approximately $4,785,000. During the construction period, certain expenses are being capitalized and depreciated over the estimated remaining life of the property. As of December 31, 2005, approximately $277,000 of interest, approximately $23,000 of real estate taxes and approximately $72,000 of operating costs have been capitalized.

Reconciliation of "investment properties and accumulated depreciation":

	Years Ended December 31,
	2005	2004
Investment Properties	(in thousands)
Balance at beginning of year	$82,554	$76,700
Property improvements	6,781	5,866
Disposal of property	--	(12)
Balance at end of year	$89,335	$82,554

Accumulated Depreciation
Balance at beginning of year	$50,362	$47,032
Additions charged to expense	4,334	3,338
Disposal of property	--	(8)
Balance at end of year	$54,696	$50,362

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2005 and 2004 is approximately $97,066,000 and $90,044,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2005 and 2004 is approximately $74,205,000 and $70,155,000, respectively.

Note F - Casualty Event

In October 2003, there was a fire at Cooper’s Pond Apartments, causing minor damage to seven units. The property suffered damages of approximately $33,000. Insurance proceeds of approximately $27,000 were received during the year ended December 31, 2004, to cover the damages. After writing off the undepreciated damaged assets of approximately $4,000, the Partnership recognized a casualty gain of approximately $23,000 for the year ended December 31, 2004.

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

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action. On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the “Appeal”) seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004, the Objector filed a second appeal challenging the court’s use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals.  With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court’s order and remanded to the trial court for further findings on the basis that the “state of the record is insufficient to permit meaningful appellate review”.  The matter was transferred back to the trial court on June 21, 2005.  With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeals reversed the trial court’s order striking the first amended complaint.

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. The opt-in period has not yet closed. Defendants will have the opportunity to move to decertify the collective action.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the Managing General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the Managing General Partner believes that these measures will minimize the effects that mold could have on residents.  To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions.  Because the law regarding mold is unsettled and subject to change the Managing General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

SEC Investigation

On December 19, 2005, AIMCO announced that the Central Regional Office of the Securities and Exchange Commission (the “Commission”) has informed AIMCO that its investigation has been recommended for termination and no enforcement action has been recommended to the Commission regarding AIMCO.

Note H – Subsequent Event

Subsequent to December 31, 2005, the Partnership entered into a Purchase and Sale Contract to sell Cooper’s Pond Apartments to a third party for a purchase price of approximately $23,799,000. The anticipated closing date for the transaction is March 31, 2006. At December 31, 2005, the carrying amounts of the mortgage notes payable and investment property for Cooper’s Pond Apartments are approximately $9,939,000 and $5,533,000, respectively. The operating results of Cooper’s Pond Apartments for the years ended December 31, 2005 and 2004 were losses of approximately $68,000 and $115,000, respectively, which included revenues of approximately $3,329,000 and $3,054,000, respectively.

Item 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 8A.

Controls and Procedures

(a)

Disclosure Controls and Procedures. The Partnership’s management, with the participation of the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

(b)

Internal Control Over Financial Reporting. There have not been any changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Name	Age	Position

Martha L. Long	46	Director and Senior Vice President
Harry G. Alcock	43	Director and Executive Vice President
Miles Cortez	62	Executive Vice President, General Counsel
		and Secretary
Patti K. Fielding	42	Executive Vice President
Thomas M. Herzog	43	Executive Vice President and Chief
		Financial Officer
Robert Y. Walker, IV	40	Senior Vice President and Chief Accounting
		Officer
Stephen B. Waters	44	Vice President

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

Harry G. Alcock was appointed as a Director of the Managing General Partner in October 2004 and was appointed Executive Vice President of the Managing General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999.  Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as Senior Vice President from October 1997 to October 1999.

Miles Cortez was appointed Executive Vice President, General Counsel and Secretary of the Managing General Partner in February 2004 and of AIMCO in August 2001.  Prior to joining AIMCO, Mr. Cortez was the senior partner of Cortez Macaulay Bernhardt & Schuetze LLC, a Denver law firm, from December 1997 through September 2001.

Patti K. Fielding was appointed Executive Vice President – Securities and Debt of the Managing General Partner in February 2004 and of AIMCO in February 2003.  Ms. Fielding was appointed Treasurer of AIMCO in January 2005.  Ms. Fielding is responsible for debt financing and the treasury department.  Ms. Fielding previously served as Senior Vice President – Securities and Debt of AIMCO from January 2000 to February 2003.  Ms. Fielding joined AIMCO in February 1997 as a Vice President.

Thomas M. Herzog was appointed Chief Financial Officer of the Managing General Partner and AIMCO in November 2005 and was appointed Executive Vice President of the Managing General Partner and AIMCO in July 2005.  In January 2004, Mr. Herzog joined AIMCO as Senior Vice President and Chief Accounting Officer and of the Managing General Partner in February 2004.  Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002.  Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 to 2000.

Robert Y. Walker, IV was appointed Senior Vice President of the Managing General Partner and AIMCO in August 2005 and became the Chief Accounting Officer of the Managing General Partner and AIMCO in November 2005.  From June 2002, until he joined AIMCO, Mr. Walker served as senior vice president and chief financial officer at Miller Global Properties, LLC, a Denver-based private equity, real estate fund manager.  From May 1997 to June 2002, Mr. Walker was employed by GE Capital Real Estate, serving as global controller from May 2000 to June 2002.

Stephen B. Waters was appointed Vice President of the Managing General Partner in April 2004.  Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999.  Mr. Waters has responsibility for partnership accounting with AIMCO.

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act. Further, one or more of the above persons are also officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

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

Item 10.

Executive Compensation

Neither the directors nor the officers of the Managing General Partner received any remuneration from the Partnership during the year ended December 31, 2005.

Item 11.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding limited partnership units (the “Units”) of the Registrant owned by each person who is known by the Registrant to own beneficially or exercise voting or dispositive control over more than 5% of the Registrant's Units, by each of the directors and by the directors and officers of the Managing General Partner as a group as of December 31, 2005.

	Amount and nature of	%
Name of Beneficial Owner	Beneficial Owner	of Units

AIMCO IPLP, L.P.	25,833.50	34.45%
(an affiliate of AIMCO)
Fox Capital Management Corporation	100.00	0.13%
(an affiliate of AIMCO)
IPLP Acquisition I LLC	3,369.50	4.49%
(an affiliate of AIMCO)
AIMCO Properties, L.P.	22,538.00	30.05%
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

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership’s properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $673,000 and $604,000 for the years ended December 31, 2005 and 2004, respectively, which are included in operating expenses on the consolidated statements of operations included in “Item 7. Financial Statements”.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $505,000 and $326,000 for the years ended December 31, 2005 and 2004, respectively, which are included in investment properties and general and administrative expenses on the consolidated financial statements included in “Item 7. Financial Statements”.  The portion of these reimbursements included in investment properties for the years ended December 31, 2005 and 2004 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $312,000 and $147,000, respectively.  At December 31, 2005, approximately $272,000 was owed to an affiliate of the Managing General Partner for unpaid reimbursements, which is included in due to affiliates on the consolidated balance sheet included in “Item 7. Financial Statements”.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. There were no Partnership management fees paid during the years ended December 31, 2005 or 2004, as there were no distributions from operations.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership.  During the year ended December 31, 2005, an affiliate of the Managing General Partner exceeded this credit limit and advanced the Partnership approximately $609,000 and $3,409,000 to fund the redevelopment projects at Peakview Place Apartments and The Village in the Woods Apartments, respectively, and approximately $2,087,000 to fund property taxes, capital improvements and operating expenses at all of the Partnership’s investment properties. An affiliate of the Managing General Partner has committed to fund additional redevelopment costs of approximately $1,161,000 for the Village in the Woods Apartments (as discussed in “Note E” to the consolidated financial statements included in “Item 7. Financial Statements”). During the year ended December 31, 2004, an affiliate of the Managing General Partner advanced the Partnership approximately $3,830,000 to fund the redevelopment project at Peakview Place Apartments, approximately $425,000 to fund property taxes at The Village in the Woods Apartments and Cooper’s Pond Apartments, and approximately $1,263,000 to fund capital improvements and operating expenses at four of the Partnership’s investment properties. The redevelopment advances to The Village in the Woods Apartments accrue interest at 10% and all other advances bear interest at the prime rate plus 2% (9.25% at December 31, 2005). Interest expense for the years ended December 31, 2005 and 2004 was approximately $665,000 and $160,000, respectively. During the year ended December 31, 2004, the Partnership made payments of approximately $1,524,000 on the advances and approximately $22,000 in accrued interest, from proceeds from the second mortgage obtained on Cooper’s Pond Apartments (as discussed in “Note B” to the consolidated financial statements included in “Item 7. Financial Statements”). No such payments were made to affiliates of the Managing General Partner during the year ended December 31, 2005. At December 31, 2005, the total outstanding advances and accrued interest due to an affiliate of the Managing General Partner is approximately $11,304,000 and is included in due to affiliates on the consolidated balance sheet included in “Item 7. Financial Statements”. Subsequent to December 31, 2005, an affiliate of the Managing General Partner advanced the Partnership approximately $325,000 to fund the redevelopment project at The Village in the Woods Apartments and approximately $536,000 to fund operations and capital improvements at four of the Partnership’s investment properties.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $213,000 and $191,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 51,841 limited partnership Units in the Partnership representing 69.12% of the outstanding Units at December 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 69.12% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, DeForest Ventures I L.P., from whom AIMCO, through its merger with Insignia Financial Group, Inc., acquired 25,833.5 (approximately 34.45%) of its Units, had agreed for the benefit of third party unitholders, that it would vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unit holders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Item 13.

Exhibits

See Exhibit Index.

Item 14.

Principal Accountant Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2006.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2005 and 2004 are described below.

Audit Fees.  Fees for audit services totaled approximately $51,000 and $53,000 for 2005 and 2004, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-QSB.

Tax Fees.  Fees for tax services totaled approximately $15,000 for each of the years 2005 and 2004.

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

Date: March 29, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/Harry G. Alcock	Director and Executive	Date: March 29, 2006
Harry G. Alcock	Vice President

/s/Martha L. Long	Director and Senior	Date: March 29, 2006
Martha L. Long	Vice President

/s/Stephen B. Waters	Vice President	Date: March 29, 2006
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

10.4

Allonge and Amendment to Multifamily Note dated June 7, 2004, by and among Century Properties Fund XVII, a California limited partnership, GMAC Commercial Mortgage Corporation, and Federal Home Loan Mortgage Corporation, incorporated by reference to the Partnership’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2004.

10.5

Multifamily Note dated June 7, 2004, by and between Century Properties Fund XVII, a California limited partnership, and GMAC Commercial Mortgage Bank, incorporated by reference to Exhibit 10.1 to the Partnership’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2004.

10.6

Multifamily Note dated August 24, 1998, by and between Apartment Lodge 17 A LLC, a Colorado limited liability company and Newport Mortgage Company, L.P. a Texas limited partnership, incorporated by reference to the Partnership’s Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 1998.

10.7

Multifamily Note dated August 24, 1998, by and between Apartment Creek 17 A LLC, a Colorado limited liability company and Newport Mortgage Company, L.P., a Texas limited partnership, incorporated by reference to the Partnership’s Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 1998.

31.1

Certification of equivalent of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of equivalent of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of equivalent of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date:  March 29, 2006

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

Date:  March 29, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Fox Capital Management Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-KSB of Century Properties Fund XVII (the "Partnership"), for the year ended December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: March 29, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: March 29, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.