Form 10QSB
period 2006-03-31
CENTURY PROPERTIES FUND XVII
filed 2006-05-15
CIK 356472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

CENTURY PROPERTIES FUND XVII

CONSOLIDATED BALANCE SHEET
(Unaudited)
(in thousands, except unit data)

March 31, 2006

Assets
Cash and cash equivalents		$ 11,181
Receivables and deposits		1,329
Restricted escrows		169
Other assets		796
Investment properties:
Land	$ 5,763
Buildings and related personal property	67,063
	72,826
Less accumulated depreciation	(43,430)	29,396
		$ 42,871
Liabilities and Partners' (Deficiency) Capital
Liabilities
Accounts payable		$ 1,082
Tenant security deposit liabilities		254
Accrued property taxes		417
Other liabilities		737
Due to affiliates (Note B)		12,770
Mortgage notes payable		34,970

Partners' (Deficiency) Capital
General partner	$ (7,542)
Limited partners (75,000 units issued and
outstanding)	183	(7,359)
		$ 42,871

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVII

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2006	2005
		(Restated)
Revenues:
Rental income	$ 2,508	$ 2,057
Other income	363	325
Total revenues	2,871	2,382

Expenses:
Operating	1,392	1,249
General and administrative	108	104
Depreciation	1,040	867
Interest	963	764
Property taxes	184	200
Total expenses	3,687	3,184

Loss from continuing operations	(816)	(802)
Loss from discontinued operations (Notes A and C)	(2,261)	(63)
Gain from sale of discontinued operations (Note C)	17,472	--
Net income (loss)	$14,395	$ (865)

Net income (loss) allocated to general partners	$ 1,964	$ (102)
Net income (loss) allocated to limited partners	12,431	(763)
	$14,395	$ (865)

Per limited partnership unit:
Loss from continuing operations	$ (9.59)	$ (9.42)
Loss from discontinued operations	(26.59)	(0.75)
Gain from sale of discontinued operations	201.93	--
Net income (loss)	$165.75	$(10.17)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVII

CONSOLIDATED STATEMENT OF PARTNERS' (DEFICIENCY) CAPITAL
(Unaudited)
(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	75,000	$ --	$ 75,000	$ 75,000

Partners' deficit at
December 31, 2005	75,000	$(9,506)	$(12,248)	$(21,754)

Net income for the three months
ended March 31, 2006	--	1,964	12,431	14,395

Partners' (deficiency) capital
at March 31, 2006	75,000	$(7,542)	$ 183	$ (7,359)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVII

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$ 14,395	$ (865)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Gain from sale of discontinued operations	(17,472)	--
Depreciation	1,232	1,048
Amortization of loan costs	20	21
Loss on early extinguishment of debt	2,158	--
Change in accounts:
Receivables and deposits	(243)	(93)
Other assets	(222)	(120)
Accounts payable	621	209
Tenant security deposit liabilities	(70)	--
Accrued property taxes	(284)	(217)
Other liabilities	(39)	142
Due to affiliates	327	(18)

Net cash provided by operating activities	423	107

Cash flows from investing activities:
Net deposits to restricted escrows	(15)	(11)
Property improvements and replacements	(1,297)	(928)
Net proceeds from sale of discontinued operations	20,973	--

Net cash provided by (used in) investing
activities	19,661	(939)

Cash flows from financing activities:
Repayment of mortgage notes payable	(9,924)	--
Payments on mortgage notes payable	(291)	(270)
Advances from affiliate	867	1,026

Net cash (used in) provided by financing
activities	(9,348)	756

Net increase (decrease) in cash and cash equivalents	10,736	(76)

Cash and cash equivalents at beginning of period	445	344

Cash and cash equivalents at end of period	$ 11,181	$ 268

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 950	$ 890
Supplemental disclosures of non-cash activity:
Property improvements and replacements included
in accounts payable	$ 257	$ 76
Restricted escrows included in receivables and deposits
resulting from sale of Cooper’s Pond Apartments	$ 289	$ --

At December 31, 2005 and 2004, approximately $168,000 and $298,000, respectively, of property improvements and replacements were included in accounts payable, and are included in property improvements and replacements at March 31, 2006 and 2005, respectively.

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVII

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XVII (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation, the managing general partner of the Partnership, (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated statement of operations for the three months ended March 31, 2005 has been restated as of January 1, 2005 to reflect the operations of Cooper’s Pond Apartments as loss from discontinued operations due to its sale on March 31, 2006 (see Note C).

Recent Accounting Pronouncement

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership adopted SFAS No. 154 effective January 1, 2006. The adoption of SFAS No. 154 did not have a material effect on the Partnership’s consolidated financial condition or results of operations.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $184,000 and $159,000 for the three months ended March 31, 2006 and 2005, respectively, which are included in operating expenses and loss from discontinued operations.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $108,000 and $72,000 for the three months ended March 31, 2006 and 2005, respectively, which are included in investment properties, general and administrative expenses, and gain from sale of discontinued operations. The portion of these reimbursements included in investment properties and gain from sale of discontinued operations for the three months ended March 31, 2006 and 2005 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $61,000 and $19,000, respectively.  At March 31, 2006, approximately $324,000 was owed to an affiliate of the Managing General Partner for unpaid reimbursements, which is included in due to affiliates. These fees were repaid subsequent to March 31, 2006 from proceeds from the sale of Cooper’s Pond Apartments.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. There were no Partnership management fees paid during the three months ended March 31, 2006 or 2005, as there were no distributions from operations.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership.  During the three months ended March 31, 2006, an affiliate of the Managing General Partner exceeded this credit limit and advanced the Partnership approximately $325,000 to fund the redevelopment project at The Village in the Woods Apartments (as discussed in “Item 2. Management’s Discussion and Analysis or Plan of Operation”) and approximately $542,000 to fund operating expenses and capital improvements at four of the Partnership’s investment properties.  During the three months ended March 31, 2005, an affiliate of the Managing General Partner advanced the Partnership approximately $528,000 to fund the redevelopment project at Peakview Place Apartments and approximately $498,000 to fund property taxes and operating expenses at The Village in the Woods Apartments and Peakview Place Apartments. The redevelopment advances to The Village in the Woods Apartments accrue interest at 10% and all other advances bear interest at the prime rate plus 2% (9.75% at March 31, 2006). Interest expense for the three months ended March 31, 2006 and 2005 was approximately $275,000 and $93,000, respectively. At March 31, 2006, the total outstanding advances and accrued interest due to an affiliate of the Managing General Partner is approximately $12,446,000 and is included in due to affiliates.  Subsequent to March 31, 2006, the Partnership repaid approximately $8,042,000 of advances and approximately $1,079,000 of accrued interest to an affiliate of the Managing General Partner from proceeds from the sale of Cooper’s Pond Apartments.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the three months ended March 31, 2006, the Partnership was charged by AIMCO and its affiliates approximately $291,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2006 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $213,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2005.

Note C – Disposition of Investment Property

On March 31, 2006, the Partnership sold Cooper’s Pond Apartments to a third party for a gross sale price of approximately $23,799,000.  The net proceeds realized by the Partnership were approximately $20,973,000 after the payment of closing costs and a prepayment penalty owed by the Partnership on the mortgage and paid by the buyer.  The Partnership used approximately $9,924,000 of the net proceeds to repay the mortgages encumbering the property.  The Partnership realized a gain of approximately $17,472,000 as a result of the sale, which is included in gain from sale of discontinued operations. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately  $2,158,000 as a result of the write-off of unamortized loan costs and a prepayment penalty, which is included in loss from discontinued operations.  The property’s operations, losses of approximately $103,000 and $63,000 for the three months ended March 31, 2006 and 2005, respectively, are included in loss from discontinued operations.  Also included in loss from discontinued operations are revenues of approximately $880,000 and $812,000 for the three months ended March 31, 2006 and 2005, respectively.

Note D – Redevelopment of Properties

In April 2005, the Managing General Partner began a major redevelopment project at The Village in the Woods Apartments.  The property has had difficulty staying competitive and needed to be updated.  Therefore, in an effort to increase occupancy and become competitive in the local market, a significant redevelopment project has been started and is expected to be completed in May 2006 at a total cost of approximately $5,260,000.  During the construction period, certain expenses are being capitalized and depreciated over the remaining life of the property.  During the year ended December 31, 2005, approximately $117,000 of interest was capitalized. No such costs were capitalized during the three months ended March 31, 2006.

During 2003, the Managing General Partner began a major redevelopment project at Peakview Place Apartments.  The property had difficulty staying competitive and needed to be updated.  Therefore, in an effort to increase occupancy and become competitive in the local market, a significant redevelopment project was completed in May 2005 at a total cost of approximately $4,785,000.  During the construction period, certain expenses were capitalized and depreciated over the remaining life of the property.  During the three months ended March 31, 2005, approximately $34,000 of interest, approximately $1,000 of real estate taxes, and approximately $8,000 of other construction period costs were capitalized.

Note E – Contingencies

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector. The parties and Objector submitted one final round of briefing to the Court and the matter has been submitted for the Court’s decision.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. Although 1,049 individuals opted-in to the class the defendants will be challenging the eligibility and timeliness of some. Defendants will have the opportunity to move to decertify the collective action with briefing that commences in August.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, while discovery in the Maryland case proceeds. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

The Partnership's investment properties consist of four apartment complexes.  The following table sets forth the average occupancy of the properties for the three months ended March 31, 2006 and 2005:

	Average Occupancy
Property	2006	2005

Peakview Place Apartments (1)	98%	70%
Englewood, Colorado
Creekside Apartments	98%	96%
Denver, Colorado
The Lodge Apartments (2)	97%	77%
Denver, Colorado
The Village in the Woods Apartments (3)	87%	76%
Cypress, Texas

(1)

The Managing General Partner attributes the increase in occupancy at Peakview Place Apartments to an increase in units available for lease as a result of the completion of the redevelopment project at the property (as discussed in “Results of Operations”).

(2)

The Managing General Partner attributes the increase in occupancy at The Lodge Apartments to competitive pricing and higher mortgage interest rates in the Denver area.

(3)

The Managing General Partner attributes the increase in occupancy at The Village in the Woods Apartments to increased curb appeal as a result of the redevelopment project at the property (as discussed in “Results of Operations”) and improved economic conditions in the Houston area.

The Partnership’s financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment properties, interest rates on mortgage loans, costs incurred to operate the investment properties, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions; accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan. Further, a number of factors which are outside the control of the Partnership such as the local economic climate and weather can adversely or positively impact the Partnership’s financial results.

Results of Operations

The Partnership realized net income of approximately $14,395,000 for the three months ended March 31, 2006 compared to a net loss of approximately $865,000 for the three months ended March 31, 2005.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the consolidated statement of operations for the three months ended March 31, 2005 has been restated as of January 1, 2005 to reflect the operations of Cooper’s Pond Apartments as loss from discontinued operations due to its sale on March 31, 2006.

On March 31, 2006, the Partnership sold Cooper’s Pond Apartments to a third party for a gross sale price of approximately $23,799,000.  The net proceeds realized by the Partnership were approximately $20,973,000 after the payment of closing costs and a prepayment penalty owed by the Partnership on the mortgage and paid by the buyer.  The Partnership used approximately $9,924,000 of the net proceeds to repay the mortgages encumbering the property.  The Partnership realized a gain of approximately $17,472,000 as a result of the sale, which is included in gain from sale of discontinued operations. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately  $2,158,000 as a result of the write-off of unamortized loan costs and a prepayment penalty, which is included in loss from discontinued operations.  The property’s operations, losses of approximately $103,000 and $63,000 for the three months ended March 31, 2006 and 2005, respectively, are included in loss from discontinued operations.  Also included in loss from discontinued operations are revenues of approximately $880,000 and $812,000 for the three months ended March 31, 2006 and 2005, respectively.

The Partnership recognized a loss from continuing operations of approximately $816,000 for the three months ended March 31, 2006, compared to a loss from continuing operations of approximately $802,000 for the three months ended March 31, 2005.  The increase in loss from continuing operations is due to an increase in total expenses, partially offset by an increase in total revenues.  The increase in total expenses is due to increases in operating, depreciation, and interest expenses, partially offset by a decrease in property tax expense.  General and administrative expenses remained relatively constant for the comparable periods. The increase in operating expenses is primarily due to increases in utility and advertising expenses and management fees as a result of the increase in rental income at all of the Partnership’s investment properties, and payroll related expenses at Peakview Place Apartments. The increase in depreciation expense is due to property improvements and replacements placed into service at the Partnership’s investment properties during the past twelve months.  The increase in interest expense is primarily due to an increase in interest on advances from an affiliate of the Managing General Partner and a decrease in interest capitalized at Peakview Place Apartments due to the redevelopment project that was completed in May 2005.  The increase in interest expense was partially offset by scheduled principal payments made on the mortgages encumbering the Partnership’s investment properties, which reduced the carrying balance of the loans. The decrease in property tax expense is primarily due to a decrease in the assessed value of Peakview Place Apartments and The Village in the Woods Apartments. Included in general and administrative expenses for the three months ended March 31, 2006 and 2005 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly communications with the investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The increase in total revenues is due to increases in both rental and other income.  The increase in rental income is due to increases in occupancy at all of the Partnership’s investment properties and the average rental rate at Peakview Place Apartments, Creekside Apartments, and The Village in the Woods Apartments.  The increase in other income is primarily due to an increase in utility reimbursements at Peakview Place Apartments, Creekside Apartments and The Village in the Woods Apartments.

In April 2005, the Managing General Partner began a major redevelopment project at The Village in the Woods Apartments.  The property has had difficulty staying competitive and needed to be updated.  Therefore, in an effort to increase occupancy and become competitive in the local market, a significant redevelopment project has been started and is expected to be completed in May 2006 at a total cost of approximately $5,260,000.  During the construction period, certain expenses are being capitalized and depreciated over the remaining life of the property.  During the year ended December 31, 2005, approximately $117,000 of interest was capitalized. No such costs were capitalized during the three months ended March 31, 2006.

During 2003, the Managing General Partner began a major redevelopment project at Peakview Place Apartments.  The property had difficulty staying competitive and needed to be updated.  Therefore, in an effort to increase occupancy and become competitive in the local market, a significant redevelopment project was completed in May 2005 at a total cost of approximately $4,785,000.  During the construction period, certain expenses were capitalized and depreciated over the remaining life of the property.  During the three months ended March 31, 2005, approximately $34,000 of interest, approximately $1,000 of real estate taxes, and approximately $8,000 of other construction period costs were capitalized.

Liquidity and Capital Resources

At March 31, 2006, the Partnership had cash and cash equivalents of approximately $11,181,000, compared to approximately $268,000 at March 31, 2005.  The increase in cash and cash equivalents of approximately $10,736,000, from December 31, 2005, is due to approximately $19,661,000 of cash provided by investing activities and approximately $423,000 of cash provided by operating activities, partially offset by approximately $9,348,000 of cash used in financing activities.  Cash provided by investing activities consisted of proceeds from the sale of Cooper’s Pond Apartments, partially offset by property improvements and replacements and net deposits to escrow accounts maintained by the mortgage lenders. Cash used in financing activities consisted of the repayment of the mortgages encumbering Cooper’s Pond Apartments and payments of principal made on the mortgages encumbering the Partnership’s properties, partially offset by advances from an affiliate of the Managing General Partner. The Partnership invests its working capital reserves in interest bearing accounts.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership.  During the three months ended March 31, 2006, an affiliate of the Managing General Partner exceeded this credit limit and advanced the Partnership approximately $325,000 to fund the redevelopment project at The Village in the Woods Apartments (as discussed above) and approximately $542,000 to fund operating expenses and capital improvements at four of the Partnership’s investment properties.  During the three months ended March 31, 2005, an affiliate of the Managing General Partner advanced the Partnership approximately $528,000 to fund the redevelopment project at Peakview Place Apartments and approximately $498,000 to fund property taxes and operating expenses at The Village in the Woods Apartments and Peakview Place Apartments. The redevelopment advances to The Village in the Woods Apartments accrue interest at 10% and all other advances bear interest at the prime rate plus 2% (9.75% at March 31, 2006). Interest expense for the three months ended March 31, 2006 and 2005 was approximately $275,000 and $93,000, respectively. At March 31, 2006, the total outstanding advances and accrued interest due to an affiliate of the Managing General Partner is approximately $12,446,000 and is included in due to affiliates.  Subsequent to March 31, 2006, the Partnership repaid approximately $8,042,000 of advances and approximately $1,079,000 of accrued interest to an affiliate of the Managing General Partner from proceeds from the sale of Cooper’s Pond Apartments.

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

Peakview Place Apartments

During the three months ended March 31, 2006, the Partnership completed approximately $43,000 of capital improvements at Peakview Place Apartments, consisting primarily of floor covering replacement. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Creekside Apartments

During the three months ended March 31, 2006, the Partnership completed approximately $205,000 of capital improvements at Creekside Apartments, consisting primarily of parking area resurfacing and fencing upgrades.  These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Lodge Apartments

During the three months ended March 31, 2006, the Partnership completed approximately $223,000 of capital improvements at The Lodge Apartments, consisting primarily of HVAC upgrades, floor covering replacement and construction related to a water filtration issue involving several units.  These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Village in the Woods Apartments

During the three months ended March 31, 2006, the Partnership completed approximately $686,000 of capital improvements arising from the redevelopment of the property. Additional capital improvements of approximately $173,000 consisted primarily of interior building improvements, plumbing upgrades and floor covering replacement.  These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner. In April 2005, the Partnership began a major redevelopment project in order for the property to become more competitive with other properties in the Houston area and to increase occupancy at the property.  Based on current redevelopment plans, the Managing General Partner anticipates the redevelopment to be complete in May 2006 at a total cost of approximately $5,260,000. The project consists of structural upgrades, interior and exterior building improvements, balcony and deck upgrades, the addition of a fitness center, clubhouse and swimming pool upgrades, major landscaping, sewer upgrades, parking area upgrades and exterior lighting upgrades.  The redevelopment is being funded from operating cash flow and advances from an affiliate of the Managing General Partner.  Approximately $325,000 was advanced during the three months ended March 31, 2006 to pay for redevelopment project costs. The Partnership regularly evaluates the capital improvement needs of the property.  The Partnership currently expects to spend approximately $435,000 for property redevelopment during 2006. In addition, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Cooper’s Pond Apartments

During the three months ended March 31, 2006, the Partnership completed approximately $56,000 of capital improvements at Cooper’s Pond Apartments, consisting primarily of floor covering replacement.  These improvements were funded from operations. The Partnership sold Cooper’s Pond Apartments to a third party on March 31, 2006.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership.  The mortgage indebtedness of approximately $34,970,000 is amortized over varying periods. The debt encumbering Creekside Apartments and The Lodge Apartments matures in September 2008, at which time balloon payments totaling approximately $11,594,000 will be due. The debt encumbering Peakview Place Apartments and The Village in the Woods Apartments matures in 2020 at which time the loans are scheduled to be fully amortized. The Managing General Partner will attempt to refinance the indebtedness encumbering Creekside Apartments and The Lodge Apartments and/or sell the properties prior to their maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

There were no distributions made to the partners during the three months ended March 31, 2006 or 2005. Future cash distributions will depend on the levels of net cash generated from operations, the timing of debt maturities, refinancings, and/or property sales. The Partnership’s cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at March 31, 2006, there can be no assurance that the Partnership will generate sufficient funds from operations, after required capital improvement expenditures, to permit any distributions to its partners during 2006 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 51,846 limited partnership units (the "Units") in the Partnership representing 69.13% of the outstanding Units at March 31, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 69.13% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, DeForest Ventures I L.P., from whom AIMCO, through its merger with Insignia Financial Group, Inc., acquired 25,833.5 (approximately 34.45%) of its Units, had agreed for the benefit of third party unitholders, that it would vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unit holders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector. The parties and Objector submitted one final round of briefing to the Court and the matter has been submitted for the Court’s decision.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. Although 1,049 individuals opted-in to the class the defendants will be challenging the eligibility and timeliness of some. Defendants will have the opportunity to move to decertify the collective action with briefing that commences in August.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, while discovery in the Maryland case proceeds. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

Date: May 12, 2006

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

10.6

Multifamily Note dated August 24, 1998, by and between Apartment Lodge 17 A LLC, a Colorado limited liability company and Newport Mortgage Company, L.P. a Texas limited partnership, incorporated by reference to Exhibit 10.2 to the Partnership’s Quarterly Report on 10-QSB for the quarter ended September 30, 1998.

10.7

Multifamily Note dated August 24, 1998, by and between Apartment Creek 17 A LLC, a Colorado limited liability company and Newport Mortgage Company, L.P., a Texas limited partnership, incorporated by reference to the Partnership’s Quarterly Report on 10-QSB for the quarter ended September 30, 1998.

10.8

Purchase and Sale Contract between Century Properties Fund XVII, a California limited partnership, and the affiliated Selling Partnerships and The Bethany Group, LLC, a California limited liability company, dated November 2, 2005 and incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K dated November 2, 2005.

10.9

Second Amendment to Purchase and Sale Contract between Century Properties Fund XVII, a California limited partnership, and the affiliated Selling Partnerships and The Bethany Group, LLC, a California limited liability company, dated February 9, 2006 and incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K dated February 9, 2006.

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

Date:  May 12, 2006

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

Date:  May 12, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Fox Capital Management Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO
Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Century Properties Fund XVII (the "Partnership"), for the quarterly period ended March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: May 12, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: May 12, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.