Form 10QSB
period 2006-09-30
CENTURY PROPERTIES FUND XVII
filed 2006-11-13
CIK 356472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

CENTURY PROPERTIES FUND XVII

CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

September 30, 2006

Assets
Cash and cash equivalents		$ 541
Receivables and deposits		597
Restricted escrows		201
Other assets		635
Investment properties:
Land	$ 5,763
Buildings and related personal property	68,313
	74,076
Less accumulated depreciation	(45,587)	28,489
		$ 30,463
Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 258
Tenant security deposit liabilities		286
Accrued property taxes		514
Other liabilities		519
Due to affiliates (Note B)		3,248
Mortgage notes payable		34,391

Partners' Deficit
General partner	$ (7,707)
Limited partners (75,000 units issued and
outstanding)	(1,046)	(8,753)
		$ 30,463

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVII

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues:		(Restated)		(Restated)
Rental income	$ 2,633	$ 2,261	$ 7,669	$ 6,470
Other income	359	318	1,113	946
Total revenues	2,992	2,579	8,782	7,416

Expenses:
Operating	1,502	1,376	4,512	4,004
General and administrative	100	101	313	312
Depreciation	1,087	891	3,197	2,628
Interest	752	840	2,481	2,435
Property taxes	151	71	523	478
Total expenses	3,592	3,279	11,026	9,857

Loss from continuing operations	$ (600)	$ (700)	$(2,244)	$(2,441)
Income (loss) from discontinued
operations (Notes A and C)	--	12	(2,261)	(22)
Gain from sale of discontinued
operations (Note C)	--	--	17,506	--
Net (loss) income	$ (600)	$ (688)	$13,001	$(2,463)

Net (loss) income allocated to general
partner	$ (71)	$ (81)	$ 1,799	$ (291)
Net (loss) income allocated to limited
partners	(529)	(607)	11,202	(2,172)
	$ (600)	$ (688)	$13,001	$(2,463)
Per limited partnership unit:
Loss from continuing operations	$ (7.05)	$ (8.24)	$(26.38)	$(28.71)
Income (loss) from discontinued
operations	--	0.15	(26.59)	(0.25)
Gain from sale of discontinued
operations	--	--	202.33	--
Net (loss) income	$ (7.05)	$ (8.09)	$149.36	$(28.96)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVII

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	75,000	$ --	$ 75,000	$ 75,000

Partners' deficit at
December 31, 2005	75,000	$(9,506)	$(12,248)	$(21,754)

Net income for the nine months
ended September 30, 2006	--	1,799	11,202	13,001

Partners' deficit at
September 30, 2006	75,000	$(7,707)	$ (1,046)	$ (8,753)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVII

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$13,001	$(2,463)
Adjustments to reconcile net income (loss) to net cash
(used in) provided by operating activities:
Gain from sale of discontinued operations	(17,506)	--
Depreciation	3,389	3,181
Amortization of loan costs	42	66
Loss on early extinguishment of debt	2,158	--
Change in accounts:
Receivables and deposits	184	(217)
Other assets	(83)	(29)
Accounts payable	15	(96)
Tenant security deposit liabilities	(38)	25
Accrued property taxes	(187)	(1)
Other liabilities	(207)	94
Due to affiliates	(1,105)	557
Net cash (used in) provided by operating activities	(337)	1,117
Cash flows from investing activities:
Property improvements and replacements	(2,765)	(5,451)
Net receipts from restricted escrows	242	8
Net proceeds from sale of discontinued operations	20,973	--
Net cash provided by (used in) investing
activities	18,450	(5,443)
Cash flows from financing activities:
Payments on mortgage notes payable	(870)	(825)
Repayment of mortgage notes payable	(9,924)	--
Payments on advances from affiliate	(8,090)	--
Advances from affiliate	867	5,066
Net cash (used in) provided by financing activities	(18,017)	4,241
Net increase (decrease) in cash and cash equivalents	96	(85)
Cash and cash equivalents at beginning of period	445	344
Cash and cash equivalents at end of period	$ 541	$ 259
Supplemental disclosure of cash flow information:
Cash paid for interest	$ 3,527	$ 2,665
Supplemental disclosure of non-cash activity:
Property improvements and replacements included
in accounts payable	$ 39	$ 439

At December 31, 2005 and 2004, approximately $168,000 and $298,000, respectively, of property improvements and replacements were included in accounts payable, and are included in property improvements and replacements for the nine months ended September 30, 2006 and 2005, respectively.

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVII

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XVII (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Fox Partners, a California general partnership, is the general partner of the Partnership (the “General Partner”). The general partners of Fox Partners are Fox Capital Management Corporation (“FCMC” or the "Managing General Partner"), Fox Realty Investors ("FRI"), and Fox Partners 82. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005. The Managing General Partner and the general partner of FRI are affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated statements of operations for the three and nine months ended September 30, 2005 have been restated as of January 1, 2005 to reflect the operations of Cooper’s Pond Apartments as income (loss) from discontinued operations due to its sale on March 31, 2006 (see Note C).

Certain reclassifications have been made to the 2005 balances to conform to the 2006 presentation.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $470,000 and $488,000 for the nine months ended September 30, 2006 and 2005, respectively, which are included in operating expenses and income (loss) from discontinued operations.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $279,000 and $376,000 for the nine months ended September 30, 2006 and 2005, respectively, which are included in investment properties, general and administrative expenses, and gain from sale of discontinued operations. The portion of these reimbursements included in investment properties and gain from sale of discontinued operations for the nine months ended September 30, 2006 and 2005 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $138,000 and $230,000, respectively.  During the nine months ended September 30, 2006, the Partnership was incorrectly charged for reimbursement of accountable administrative expenses of approximately $58,000. This charge has been reversed and is reflected as a reduction in due to affiliates.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. There were no Partnership management fees paid during the nine months ended September 30, 2006 or 2005, as there were no distributions from operations.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership.  During the nine months ended September 30, 2006, an affiliate of the Managing General Partner exceeded this credit limit and advanced the Partnership approximately $325,000 to fund the redevelopment project at The Village in the Woods Apartments (as discussed in “Item 2. Management’s Discussion and Analysis or Plan of Operation”) and approximately $542,000 to fund operating expenses and capital improvements at four of the Partnership’s investment properties.  During the nine months ended September 30, 2005, an affiliate of the Managing General Partner advanced the Partnership approximately $609,000 and $3,019,000 to fund the redevelopment projects at Peakview Place Apartments and The Village in the Woods Apartments, respectively, and approximately $1,438,000 to fund property taxes, capital improvements and operating expenses at four of the Partnership’s investment properties. The redevelopment advances to The Village in the Woods Apartments accrue interest at 10% and all other advances bear interest at the prime rate plus 2% (10.25% at September 30, 2006). Interest expense for the nine months ended September 30, 2006 and 2005 was approximately $456,000 and $408,000, respectively. During the nine months ended September 30, 2006, the Partnership made payments of approximately $8,090,000 on the advances and approximately $1,231,000 in accrued interest, from proceeds from the sale of Cooper’s Pond Apartments (as discussed in Note C). No such payments were made to affiliates of the Managing General Partner during the nine months ended September 30, 2005. At September 30, 2006, the total outstanding advances and accrued interest due to an affiliate of the Managing General Partner is approximately $3,306,000 and is included in due to affiliates.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the nine months ended September 30, 2006 and 2005, the Partnership was charged by AIMCO and its affiliates approximately $372,000  and $213,000, respectively for insurance coverage and fees associated with policy claims administration.

Note C – Disposition of Investment Property

On March 31, 2006, the Partnership sold Cooper’s Pond Apartments to a third party for a gross sale price of approximately $23,799,000.  The net proceeds realized by the Partnership were approximately $20,973,000 after the payment of closing costs and a prepayment penalty owed by the Partnership on the mortgage.  The Partnership used approximately $9,924,000 of the net proceeds to repay the mortgages encumbering the property.  The Partnership realized a gain of approximately $17,506,000 as a result of the sale for the nine months ended September 30, 2006, which is included in gain from sale of discontinued operations. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately  $2,158,000 as a result of the write-off of unamortized loan costs and a prepayment penalty, which is included in income (loss) from discontinued operations.  Also included in income (loss) from discontinued operations for the nine months ended September 30, 2006 is approximately $103,000 of loss including revenues of approximately $880,000. Included in income (loss) from discontinued operations for the three and nine months ended September 30, 2005 are results of the property’s operations, income of approximately $12,000 and loss of approximately $22,000, respectively, including revenues of approximately $844,000 and $2,481,000, respectively.

Note D – Redevelopment of Properties

In April 2005, the Managing General Partner began a major redevelopment project at The Village in the Woods Apartments.  The property had difficulty staying competitive and needed to be updated.  Therefore, in an effort to increase occupancy and become competitive in the local market, a significant redevelopment project was completed in July 2006 at a total cost of approximately $5,166,000.  During the construction period, certain expenses were capitalized and depreciated over the remaining life of the property.  During the nine months ended September 30, 2005, approximately $42,000 of interest was capitalized. No such costs were capitalized during the nine months ended September 30, 2006.

During 2003, the Managing General Partner began a major redevelopment project at Peakview Place Apartments.  The property had difficulty staying competitive and needed to be updated.  Therefore, in an effort to increase occupancy and become competitive in the local market, a significant redevelopment project was completed in May 2005 at a total cost of approximately $4,785,000.  During the construction period, certain expenses were capitalized and depreciated over the remaining life of the property.  During the nine months ended September 30, 2005, approximately $34,000 of interest, approximately $1,000 of real estate taxes, and approximately $3,000 of other construction period costs were capitalized.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and  ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and the plaintiffs have responded.  Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

The Partnership's investment properties consist of four apartment complexes.  The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2006 and 2005:

	Average Occupancy
Property	2006	2005

Peakview Place Apartments (1)	98%	79%
Englewood, Colorado
Creekside Apartments	96%	95%
Denver, Colorado
The Lodge Apartments (2)	95%	84%
Denver, Colorado
The Village in the Woods Apartments (3)	90%	75%
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

Results of Operations

The Partnership realized a net loss of approximately $600,000 for the three months ended September 30, 2006 and net income of approximately $13,001,000 for the nine months ended September 30, 2006, compared to net losses of approximately $688,000 and $2,463,000 for the three and nine months ended September 30, 2005, respectively.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the consolidated statements of operations for the three and nine months ended September 30, 2005 have been restated as of January 1, 2005 to reflect the operations of Cooper’s Pond Apartments as income (loss) from discontinued operations due to its sale on March 31, 2006.

On March 31, 2006, the Partnership sold Cooper’s Pond Apartments to a third party for a gross sale price of approximately $23,799,000.  The net proceeds realized by the Partnership were approximately $20,973,000 after the payment of closing costs and a prepayment penalty owed by the Partnership on the mortgage.  The Partnership used approximately $9,924,000 of the net proceeds to repay the mortgages encumbering the property.  The Partnership realized a gain of approximately $17,506,000 as a result of the sale for the nine months ended September 30, 2006, which is included in gain from sale of discontinued operations. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately  $2,158,000 as a result of the write-off of unamortized loan costs and a prepayment penalty, which is included in income (loss) from discontinued operations.  Also included in income (loss) from discontinued operations for the nine months ended September 30, 2006 is approximately $103,000 of loss including revenues of approximately $880,000. Included in income (loss) from discontinued operations for the three and nine months ended September 30, 2005 are results of the property’s operations, income of approximately $12,000 and loss of approximately $22,000, respectively, including revenues of approximately $844,000 and $2,481,000, respectively.

The Partnership recognized loss from continuing operations of approximately $600,000 and $2,244,000 for the three and nine months ended September 30, 2006, respectively, compared to loss from continuing operations of approximately $700,000 and $2,441,000 for the three and nine months ended September 30, 2005, respectively.  The decrease in loss from continuing operations for both periods is due to an increase in total revenues, partially offset by an increase in total expenses. The increase in total revenues for both periods is due to increases in both rental and other income.  The increase in rental income for both periods is due to increases in occupancy at all of the Partnership’s investment properties, and the average rental rates at Peakview Place Apartments, Creekside Apartments, and The Village in the Woods Apartments, partially offset by a decrease in the average rental rate at The Lodge Apartments.  The increase in other income for both periods is primarily due to increases in utility reimbursements at all of the Partnership’s investment properties.

The increase in total expenses for the three months ended September 30, 2006 is due to increases in operating, depreciation, and property tax expenses, partially offset by a decrease in interest expense. The increase in total expenses for the nine months ended September 30, 2006 is due to increases in operating, depreciation, interest and property tax expenses.  General and administrative expenses remained relatively constant for the comparable periods. The increase in operating expenses for both periods is primarily due to increases in insurance expense as a result of increased premiums, and management fees as a result of the increase in rental income at all of the Partnership’s investment properties and advertising expense at The Village in the Woods Apartments. The increase in depreciation expense for both periods is due to property improvements and replacements placed into service at the Partnership’s investment properties during the past twelve months, primarily at The Village in the Woods Apartments due to its redevelopment.  The increase in interest expense for the nine months ended September 30, 2006, is primarily due to an increase in interest on advances from an affiliate of the Managing General Partner and a decrease in interest capitalized at Peakview Place Apartments and The Village in the Woods Apartments due to the redevelopment projects that were completed in May 2005 and July 2006, respectively, partially offset by a decrease in interest at all the Partnership’s investment properties due to scheduled principal payments  made on the mortgages encumbering the Partnership’s investment properties, which reduced the carrying balance of the loans.  The decrease in interest expense for the three months ended September 30, 2006 is due to scheduled principal payments made on the mortgages encumbering the Partnership’s investment properties, which reduced the carrying balance of the loans, and a decrease in interest expense on advances from an affiliate of the Managing General Partner as a result of a lower average advance balance during the three months ended September 30, 2006. The increase in property tax expense for both periods is primarily due to the Partnership’s successful appeal of the assessed value of Peakview Place Apartments for the 2003 and 2004 tax years during the three and nine months ended September 30, 2005. As a result of the successful appeal, the Partnership received refunds of approximately $79,000 in 2005 related to the overpayment of property taxes for the 2003 and 2004 tax years, of which approximately $70,000 was received during the three and nine months ended September 30, 2005. In addition, during the three and nine months ended September 30, 2005, the Partnership reduced its estimate for 2005 property taxes by approximately $32,000 at Peakview Place Apartments based upon the successful appeal of the 2003 and 2004 assessed values. The increase in property tax expense for both periods is partially offset by a decrease in the assessed value of Peakview Place Apartments and The Village in the Woods Apartments. Included in general and administrative expenses for the nine months ended September 30, 2006 and 2005 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly communications with the investors and regulatory agencies and the annual audit required by the Partnership Agreement.

In April 2005, the Managing General Partner began a major redevelopment project at The Village in the Woods Apartments.  The property had difficulty staying competitive and needed to be updated.  Therefore, in an effort to increase occupancy and become competitive in the local market, a significant redevelopment project was completed in July 2006 at a total cost of approximately $5,166,000.  During the construction period, certain expenses were capitalized and depreciated over the remaining life of the property.  During the nine months ended September 30, 2005, approximately $42,000 of interest was capitalized. No such costs were capitalized during the nine months ended September 30, 2006.

During 2003, the Managing General Partner began a major redevelopment project at Peakview Place Apartments.  The property had difficulty staying competitive and needed to be updated.  Therefore, in an effort to increase occupancy and become competitive in the local market, a significant redevelopment project was completed in May 2005 at a total cost of approximately $4,785,000.  During the construction period, certain expenses were capitalized and depreciated over the remaining life of the property.  During the nine months ended September 30, 2005, approximately $34,000 of interest, approximately $1,000 of real estate taxes, and approximately $3,000 of other construction period costs were capitalized.

Liquidity and Capital Resources

At September 30, 2006, the Partnership had cash and cash equivalents of approximately $541,000, compared to approximately $259,000 at September 30, 2005.  The increase in cash and cash equivalents of approximately $96,000, from December 31, 2005, is due to approximately $18,450,000 of cash provided by investing activities, partially offset by approximately $18,017,000 and $337,000 of cash used in financing and operating activities, respectively.  Cash provided by investing activities consisted of proceeds from the sale of Cooper’s Pond Apartments and net receipts from escrow accounts maintained by the mortgage lenders, partially offset by property improvements and replacements. Cash used in financing activities consisted of the repayment of the mortgages encumbering Cooper’s Pond Apartments, payments of principal made on the mortgages encumbering the Partnership’s properties and payments made on advances from an affiliate of the Managing General Partner, partially offset by advances from an affiliate of the Managing General Partner. The Partnership invests its working capital reserves in interest bearing accounts.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership.  During the nine months ended September 30, 2006, an affiliate of the Managing General Partner exceeded this credit limit and advanced the Partnership approximately $325,000 to fund the redevelopment project at The Village in the Woods Apartments (as discussed above) and approximately $542,000 to fund operating expenses and capital improvements at four of the Partnership’s investment properties.  During the nine months ended September 30, 2005, an affiliate of the Managing General Partner advanced the Partnership approximately $609,000 and $3,019,000 to fund the redevelopment projects at Peakview Place Apartments and The Village in the Woods Apartments, respectively, and approximately $1,438,000 to fund property taxes, capital improvements and operating expenses at four of the Partnership’s investment properties. The redevelopment advances to The Village in the Woods Apartments accrue interest at 10% and all other advances bear interest at the prime rate plus 2% (10.25% at September 30, 2006). Interest expense for the nine months ended September 30, 2006 and 2005 was approximately $456,000 and $408,000, respectively. During the nine months ended September 30, 2006, the Partnership made payments of approximately $8,090,000 on the advances and approximately $1,231,000 in accrued interest, from proceeds from the sale of Cooper’s Pond Apartments (as discussed above). No such payments were made to affiliates of the Managing General Partner during the nine months ended September 30, 2005. At September 30, 2006, the total outstanding advances and accrued interest due to an affiliate of the Managing General Partner is approximately $3,306,000 and is included in due to affiliates.

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

Peakview Place Apartments

During the nine months ended September 30, 2006, the Partnership completed approximately $151,000 of capital improvements at Peakview Place Apartments, consisting primarily of sewer upgrades, major landscaping, and floor covering replacement. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Creekside Apartments

During the nine months ended September 30, 2006, the Partnership completed approximately $503,000 of capital improvements at Creekside Apartments, consisting primarily of swimming pool improvements, kitchen and bathroom upgrades, parking area resurfacing, fencing upgrades and floor covering replacement.  These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Lodge Apartments

During the nine months ended September 30, 2006, the Partnership completed approximately $494,000 of capital improvements at The Lodge Apartments, consisting primarily of HVAC upgrades, furniture upgrades, fencing, major landscaping, floor covering replacement, and construction related to a water filtration issue involving several units.  These improvements were funded from operating cash flow, replacement reserves, and advances from an affiliate of the Managing General Partner.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Village in the Woods Apartments

During the nine months ended September 30, 2006, the Partnership completed approximately $1,027,000 of capital improvements arising from the redevelopment of The Village in the Woods Apartments. Additional capital improvements of approximately $405,000 consisted primarily of interior building improvements, plumbing upgrades, air conditioning unit and other appliance replacements, and floor covering replacement.  These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner. In April 2005, the Partnership began a major redevelopment project in order for the property to become more competitive with other properties in the Houston area and to increase occupancy at the property.  The redevelopment was completed in July 2006 at a total cost of approximately $5,166,000. The project consisted of structural upgrades, interior and exterior building improvements, balcony and deck upgrades, the addition of a fitness center, clubhouse and swimming pool upgrades, major landscaping, sewer upgrades, parking area upgrades and exterior lighting upgrades.  The redevelopment was funded from operating cash flow and advances from an affiliate of the Managing General Partner.  Approximately $325,000 was advanced during the nine months ended September 30, 2006 to pay for redevelopment project costs. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no other material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Cooper’s Pond Apartments

During the nine months ended September 30, 2006, the Partnership completed approximately $56,000 of capital improvements at Cooper’s Pond Apartments, consisting primarily of floor covering replacement.  These improvements were funded from operations. The Partnership sold Cooper’s Pond Apartments to a third party on March 31, 2006.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership.  The mortgage indebtedness of approximately $34,391,000 is amortized over varying periods. The debt encumbering Creekside Apartments and The Lodge Apartments matures in September 2008, at which time balloon payments totaling approximately $11,594,000 will be due. The debt encumbering Peakview Place Apartments and The Village in the Woods Apartments matures in 2020 at which time the loans are scheduled to be fully amortized. The Managing General Partner will attempt to refinance the indebtedness encumbering Creekside Apartments and The Lodge Apartments and/or sell the properties prior to their maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

There were no distributions made to the partners during the nine months ended September 30, 2006 or 2005. Future cash distributions will depend on the levels of net cash generated from operations, the timing of debt maturities, refinancings, and/or property sales. The Partnership’s cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at September 30, 2006, there can be no assurance that the Partnership will generate sufficient funds from operations, after required capital improvement expenditures, to permit any distributions to its partners during 2006 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 51,859 limited partnership units (the "Units") in the Partnership representing 69.15% of the outstanding Units at September 30, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 69.15% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, DeForest Ventures I L.P., from whom AIMCO, through its merger with Insignia Financial Group, Inc., acquired 25,833.5 (approximately 34.45%) of its Units, had agreed for the benefit of third party unitholders, that it would vote such Units: (i) against any increase in compensation payable to the General Partner and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unit holders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates right to vote each Unit held. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner owes fiduciary duties to both the General Partner and AIMCO as the sole stockholder of the Managing General Partner.

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

Capitalized Costs Related to Redevelopment and Construction Projects

The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects. Costs associated with redevelopment projects are capitalized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.” Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  The Partnership capitalizes interest, property taxes and operating costs during periods in which redevelopment and construction projects are in progress.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and  ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and the plaintiffs have responded.  Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

See Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTURY PROPERTIES FUND XVII

By: Fox Partners
General Partner

By: Fox Capital Management Corporation
Managing General Partner

Date: November 13, 2006	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: November 13, 2006	By: /s/Stephen B. Waters
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

Date:  November 13, 2006

/s/Martha L. Long

Martha L. Long

Senior Vice President of Fox Capital Management Corporation, equivalent of the chief executive officer of the Partnership

23

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

Date:  November 13, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Fox Capital Management Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO
Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Century Properties Fund XVII (the "Partnership"), for the quarterly period ended September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: November 13, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: November 13, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.