Form 10KSB
period 2006-12-31
CENTURY PROPERTIES FUND XVII
filed 2007-03-30
CIK 356472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

Form 10-KSB

(Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]  No[X]

State issuer's revenues for its most recent fiscal year.  $12,737,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2006.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

PART I

Item 1.

Description of Business

Century Properties Fund XVII (the "Partnership" or the "Registrant") was organized in November 1981 as a California limited partnership under the Uniform Limited Partnership Act of the California Corporations Code.  Fox Partners (the “General Partner”), a California general partnership, is the general partner of the Partnership. The general partners of Fox Partners are Fox Capital Management Corporation (“FCMC” or the “Managing General Partner"), a California corporation, Fox Realty Investors ("FRI"), a California general partnership, and Fox Partners 82, a California general partnership.  NPI Equity Investments II Inc., a Florida Corporation ("NPI Equity"), is the general partner of FRI. FCMC and NPI Equity are affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2021, unless terminated prior to such date.

The principal business of the Partnership is and has been to operate, hold for investment, and ultimately sell income-producing multi-family residential properties. During 1982, the Partnership offered and sold, pursuant to a Registration Statement filed with the Securities and Exchange Commission, 75,000 units of limited partnership interest ("Units") for an aggregate purchase price of $75,000,000. The net proceeds of this offering were used to acquire twelve existing apartment properties. Since its initial offering, the Partnership has not received, nor are limited partners required to make, additional capital contributions. The Partnership's original property portfolio was geographically diversified with properties acquired in four states.  Three apartment properties were sold in 1988.  One apartment was acquired by the lender through a deed in-lieu of foreclosure in 1992. During 1993, two apartment properties were sold and one was acquired by the lender through foreclosure. During 2006, the Partnership sold Cooper’s Pond Apartments to a third party. The Partnership continues to own the remaining four properties (see "Item 2. Description of Properties").

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

On March 31, 2006, the Partnership sold Cooper’s Pond Apartments to a third party for a gross sale price of approximately $23,799,000.  The net proceeds realized by the Partnership were approximately $20,973,000 after the payment of closing costs and a prepayment penalty owed by the Partnership on the mortgages.  The Partnership used approximately $9,924,000 of the net proceeds to repay the mortgages encumbering the property.  The Partnership realized a gain of approximately $17,506,000 as a result of the sale. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $2,158,000 as a result of the write-off of unamortized loan costs and a prepayment penalty.

Schedule of Properties

Set forth below for each of the Partnership’s properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

	Gross
	Carrying	Accumulated	Depreciable	Method of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)
Peakview Place Apartments	$21,966	$14,983	5-30 yrs	S/L	$ 3,375
Creekside Apartments	13,340	8,819	5-30 yrs	S/L	3,338
The Lodge Apartments	15,437	10,159	5-30 yrs	S/L	3,788
The Village in the Woods
Apartments	23,585	12,725	5-30 yrs	S/L	8,534
	$74,328	$46,686			$19,035

See "Note A – Organization and Summary of Significant Accounting Policies" to the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.

	Principal				Principal
	Balance At				Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2006	Rate (1)	Amortized	Date	Maturity (2)
	(in thousands)				(in thousands)

Peakview Place Apartments	$10,087	7.99%	20 years	01/01/20	$ --
Creekside Apartments	5,725	6.43%	30 years	09/01/08	5,501
The Lodge Apartments	6,341	6.43%	30 years	09/01/08	6,093
The Village in the
Woods Apartments	11,945	8.56%	20 years	02/01/20	--
	$34,098				$11,594

(1)

Fixed rate mortgage.

(2)

See “Note B – Mortgage Notes Payable” to the consolidated financial statements included in "Item 7. Financial Statements" for information with respect to the Partnership's ability to prepay these loans and other specific details about the loans.

Schedule of Rental Rates and Occupancy

Average annual rental rates and occupancy for 2006 and 2005 for each property are as follows:

	Average Annual		Average Annual
	Rental Rates		Occupancy
	(per unit)
Property	2006	2005	2006	2005

Peakview Place Apartments (1)	$ 8,682	$ 8,420	97%	82%
Creekside Apartments	6,755	6,647	96%	96%
The Lodge Apartments (2)	5,996	5,976	96%	87%
The Village in the Woods
Apartments (3)	7,675	7,253	91%	78%

(1)

The Managing General Partner attributes the increase in occupancy at Peakview Place Apartments to an increase in units available for lease as a result of the completion of the redevelopment project at the property (as discussed in “Item 6. Management’s Discussion and Analysis or Plan of Operation – Results of Operations”).

(2)

The Managing General Partner attributes the increase in occupancy at The Lodge Apartments to improved economic conditions in the Denver area and increased resident retention efforts.

(3)

The Managing General Partner attributes the increase in occupancy at The Village in the Woods Apartments to increased curb appeal as a result of the redevelopment project at the property (as discussed below).

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

Real Estate Taxes and Rates

Real estate taxes and rates in 2006 for each property were as follows:

	2006	2006
	Billing	Rate
	(in thousands)

Peakview Place Apartments	$114	9.64%
Creekside Apartments	90	6.69%
The Lodge Apartments	96	6.69%
The Village in the Woods
Apartments	382	2.75%

Capital Improvements

Peakview Place Apartments

During the year ended December 31, 2006, the Partnership completed approximately $171,000 of capital improvements at Peakview Place Apartments, consisting primarily of sewer upgrades, major landscaping, and floor covering replacement. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Creekside Apartments

During the year ended December 31, 2006, the Partnership completed approximately $573,000 of capital improvements at Creekside Apartments, consisting primarily of swimming pool improvements, kitchen and bathroom upgrades, parking area resurfacing, fencing upgrades, interior and exterior improvements and floor covering replacement.  These improvements were funded from operating cash flow, replacement reserves and advances from an affiliate of the Managing General Partner.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Lodge Apartments

During the year ended December 31, 2006, the Partnership completed approximately $545,000 of capital improvements at The Lodge Apartments, consisting primarily of HVAC upgrades, furniture upgrades, fencing, major landscaping, laundry room upgrades, floor covering replacement, and construction related to a water filtration issue involving several units.  These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Village in the Woods Apartments

During the year ended December 31, 2006, the Partnership completed approximately $1,027,000 of capital improvements arising from the redevelopment of The Village in the Woods Apartments. Additional capital improvements of approximately $516,000 consisted primarily of interior building improvements, plumbing upgrades, air conditioning unit and other appliance replacements, and floor covering replacement.  These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner. In April 2005, the Partnership began a major redevelopment project in order for the property to become more competitive with other properties in the Houston area and to increase occupancy at the property.  The redevelopment was completed in July 2006 at a total cost of approximately $5,166,000. The project consisted of structural upgrades, interior and exterior building improvements, balcony and deck upgrades, the addition of a fitness center, clubhouse and swimming pool upgrades, major landscaping, sewer upgrades, parking area upgrades and exterior lighting upgrades.  The redevelopment was funded from operating cash flow and advances from an affiliate of the Managing General Partner.  Approximately $325,000 was advanced during the year ended December 31, 2006 to pay for redevelopment project costs. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Cooper’s Pond Apartments

During the year ended December 31, 2006, the Partnership completed approximately $56,000 of capital improvements at Cooper’s Pond Apartments, consisting primarily of floor covering replacement.  These improvements were funded from operating cash flow. The Partnership sold Cooper’s Pond Apartments to a third party on March 31, 2006.

Capital expenditures will be incurred only to the extent of cash available from operations, Partnership reserves or advances from an affiliate of the Managing General Partner. To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected, at least in the short term.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and  ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. On December 14, 2006, Objector filed his Appellant’s Brief. The Partnership and its affiliates, as well as counsel of the Settlement Class, have not yet filed their briefs in response.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. On March 28, 2007, the court issued an opinion decertifying the collective action on both issues.  The court held that the members of the collective action are not similarly situated and the case may not proceed as a collective action.  The nine named plaintiffs still maintain their individual causes of action. The California and Maryland cases are still pending as they were stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

Item 4.

Submission of Matters to a Vote of Security Holders

The Unit holders of the Registrant did not vote on any matter through the solicitation of proxies or otherwise during the quarter ended December 31, 2006.

PART II

Item 5.

Market for the Partnership's Equity and Related Partner Matters

The Partnership, a publicly held limited partnership, sold 75,000 units of limited partnership interest (the "Units") aggregating $75,000,000 during its offering period. The Partnership currently has 75,000 Units outstanding and 2,637 Limited Partners of record.  Affiliates of the Managing General Partner owned 51,859 Units or 69.15% at December 31, 2006. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

There were no distributions made to the partners during the years ended December 31, 2006 or 2005. Future cash distributions will depend on the levels of net cash generated from operations, the timing of debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at December 31, 2006, there can be no assurance that the Partnership will generate sufficient funds from operations, after required capital improvement expenditures, to permit any distributions to its partners in 2007 or subsequent periods. See “Item 2. Description of Properties – Capital Improvements” for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 51,859 Units in the Partnership representing 69.15% of the outstanding Units at December 31, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 69.15% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, DeForest Ventures I L.P., from whom AIMCO, through its merger with Insignia Financial Group, Inc., acquired 25,833.5 (approximately 34.45%) of its Units, had agreed for the benefit of third party unitholders, that it would vote such Units: (i) against any increase in compensation payable to the General Partner; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party Unit holders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates’ right to vote each Unit held. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner owes fiduciary duties to both the General Partner and AIMCO as the sole stockholder of the Managing General Partner.

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

Results of Operations

The Partnership realized net income of approximately $12,530,000 for the year ended December 31, 2006, compared to net loss of approximately $3,427,000 for the year ended December 31, 2005.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the consolidated statement of operations included in “Item 7. Financial Statements” for the year ended December 31, 2005 has been restated as of January 1, 2005 to reflect the operations of Cooper’s Pond Apartments as loss from discontinued operations due to its sale on March 31, 2006.

On March 31, 2006, the Partnership sold Cooper’s Pond Apartments to a third party for a gross sale price of approximately $23,799,000.  The net proceeds realized by the Partnership were approximately $20,973,000 after the payment of closing costs and a prepayment penalty owed by the Partnership on the mortgages.  The Partnership used approximately $9,924,000 of the net proceeds to repay the mortgages encumbering the property.  The Partnership realized a gain of approximately $17,506,000 as a result of the sale, which is included in gain from sale of discontinued operations on the consolidated statements of operations included in “Item 7. Financial Statements”.  In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $2,158,000 as a result of the write-off of unamortized loan costs and a prepayment penalty, which is included in loss from discontinued operations for the year ended December 31, 2006.  Also included in loss from discontinued operations for the year ended December 31, 2006 are results of the property’s operations, a loss of approximately $103,000, including revenues of approximately $880,000.  Included in loss from discontinued operations for the year ended December 31, 2005 are results of the property’s operations, a loss of approximately $68,000, including revenues of approximately $3,329,000.

The Partnership recognized loss from continuing operations of approximately $2,715,000 for the year ended December 31, 2006, compared to loss from continuing operations of approximately $3,359,000 for the year ended December 31, 2005.  The decrease in loss from continuing operations is due to an increase in total revenues, partially offset by an increase in total expenses.  The increase in total revenues is due to increases in both rental and other income.  The increase in rental income is due to increases in occupancy at Peakview Place Apartments, The Lodge Apartments and The Village in the Woods Apartments and the average rental rate at all of the Partnership’s investment properties.  The increase in other income is primarily due to increases in utility reimbursements and cable television revenue at all of the Partnership’s investment properties.

The increase in total expenses is due to increases in operating, depreciation, and property tax expenses, partially offset by a decrease in interest expense.  General and administrative expenses remained relatively constant for the comparable periods.  The increase in operating expenses is primarily due to increases in insurance expense as a result of increased premiums and management fees as a result of the increase in rental income at all of the Partnership’s investment properties.  The increase in depreciation expense is due to property improvements and replacements placed into service at the Partnership’s investment properties during the past twelve months, primarily at The Village in the Woods Apartments due to its redevelopment.  The increase in property tax expense is primarily due to the Partnership’s successful appeal of the assessed value of Peakview Place Apartments for the 2003 and 2004 tax years during the year ended December 31, 2005 and an increase in the tax rate at the property for the year ended December 31, 2006.  As a result of the successful appeal, the Partnership received refunds of approximately $79,000 in 2005 related to the overpayment of property taxes for the 2003 and 2004 tax years during the year ended December 31, 2005 which decreased the 2005 property tax expense.  The increase in property tax expense was partially offset by a decrease in the assessed value and rate at The Village in the Woods Apartments.  The decrease in interest expense is due to a decrease in interest expense on advances from an affiliate of the Managing General Partner as a result of a lower average advance balance during the year ended December 31, 2006 and scheduled principal payments made on the mortgages encumbering the Partnership’s investment properties, which reduced the carrying balance of the loans, partially offset by a decrease in interest capitalized at Peakview Place Apartments and The Village in the Woods Apartments due to the redevelopment projects at the properties (as discussed below).  Included in general and administrative expenses for the years ended December 31, 2006 and 2005 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly communications with the investors and regulatory agencies and the annual audit required by the Partnership Agreement.

In April 2005, the Managing General Partner began a major redevelopment project at The Village in the Woods Apartments. The property had difficulty staying competitive and needed to be updated. Therefore, in an effort to increase occupancy and become competitive in the local market, a significant redevelopment project was completed in July 2006 at a total cost of approximately $5,166,000.  During the construction period, certain expenses were capitalized and depreciated over the remaining life of the property. During the year ended December 31, 2005, approximately $117,000 of interest was capitalized.  No such costs were capitalized during the year ended December 31, 2006.

During 2003, the Managing General Partner began a major redevelopment project at Peakview Place Apartments.  The property had difficulty staying competitive and needed to be updated.  Therefore, in an effort to increase occupancy and become competitive in the local market, a significant redevelopment project was completed in May 2005 at a total cost of approximately $4,785,000.  During the construction period, certain expenses were capitalized and depreciated over the remaining life of the property.  During the year ended December 31, 2005, approximately $34,000 of interest, approximately $1,000 of real estate taxes, and approximately $3,000 of other construction period costs were capitalized.

Liquidity and Capital Resources

At December 31, 2006, the Partnership had cash and cash equivalents of approximately $957,000, compared to approximately $445,000 at December 31, 2005.  The increase in cash and cash equivalents of approximately $512,000 is due to approximately $18,234,000 and $588,000 of cash provided by investing and operating activities, respectively, partially offset by approximately $18,310,000 of cash used in financing activities.  Cash provided by investing activities consisted of proceeds from the sale of Cooper’s Pond Apartments and net receipts from escrow accounts maintained by the mortgage lenders, partially offset by property improvements and replacements.  Cash used in financing activities consisted of the repayment of the mortgages encumbering Cooper’s Pond Apartments, payments of principal made on the mortgages encumbering the Partnership’s investment properties and payments made on advances from an affiliate of the Managing General Partner, partially offset by advances from an affiliate of the Managing General Partner.  The Partnership invests its working capital reserves in interest bearing accounts.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership.  During the year ended December 31, 2006, an affiliate of the Managing General Partner exceeded this credit limit and advanced the Partnership approximately $325,000 to fund the redevelopment project at The Village in the Woods Apartments (as discussed above) and approximately $542,000 to fund operating expenses and capital improvements at four of the Partnership’s investment properties.  During the year ended December 31, 2005, an affiliate of the Managing General Partner advanced approximately $609,000 and $3,409,000 to fund the redevelopment projects at Peakview Place Apartments and The Village in the Woods Apartments, respectively, and approximately $2,087,000 to fund property taxes, capital improvements and operating expenses at all of the Partnership’s investment properties.   The redevelopment advances to The Village in the Woods Apartments accrue interest at 10% and all other advances bear interest at the prime rate plus 2% (10.25% at December 31, 2006).  Interest expense for the years ended December 31, 2006 and 2005 was approximately $542,000 and $665,000, respectively.  During the year ended December 31, 2006, the Partnership made payments of approximately $8,090,000 on the advances and approximately $1,231,000 in accrued interest, from proceeds from the sale of Cooper’s Pond Apartments (as discussed above).  No such payments were made to affiliates of the Managing General Partner during the year ended December 31, 2005.  At December 31, 2006, the total outstanding advances and accrued interest due to an affiliate of the Managing General Partner is approximately $3,392,000 and is included in due to affiliates on the consolidated balance sheet included in “Item 7. Financial Statements”.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. The Partnership regularly evaluates the capital improvement needs of the properties. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $34,098,000 is amortized over varying periods. The debt encumbering Creekside Apartments and The Lodge Apartments matures in September 2008, at which time balloon payments totaling approximately $11,594,000 will be due. The debt encumbering Peakview Place Apartments and The Village in the Woods Apartments matures in 2020, at which time the loans are scheduled to be fully amortized. The Managing General Partner will attempt to refinance the indebtedness encumbering Creekside Apartments and The Lodge Apartments and/or sell the properties prior to their maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

There were no distributions made to the partners during the years ended December 31, 2006 or 2005. Future cash distributions will depend on the levels of net cash generated from operations, the timing of debt maturities, refinancings and/or property sales. The Partnership’s cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at December 31, 2006, there can be no assurance that the Partnership will generate sufficient funds from operations, after required capital improvement expenditures, to permit any distributions to its partners in 2007 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 51,859 Units in the Partnership representing 69.15% of the outstanding Units at December 31, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 69.15% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, DeForest Ventures I L.P., from whom AIMCO, through its merger with Insignia Financial Group, Inc., acquired 25,833.5 (approximately 34.45%) of its Units, had agreed for the benefit of third party unitholders, that it would vote such Units: (i) against any increase in compensation payable to the General Partner; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party Unit holders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates’ right to vote each Unit held. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner owes fiduciary duties to both the General Partner and AIMCO as the sole stockholder of the Managing General Partner.

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

Capitalized Costs Related to Redevelopment and Construction Projects

The Partnership capitalizes interest, property taxes and operating costs incurred in connection with capital expenditure activities, including redevelopment and construction projects. Costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress in accordance with SFAS No. 34, “Capitalization of Interest Costs,” and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.” Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.

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

Financial Statements

CENTURY PROPERTIES FUND XVII

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet - December 31, 2006

Consolidated Statements of Operations - Years ended December 31, 2006 and 2005

Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2006 and 2005

Consolidated Statements of Cash Flows - Years ended December 31, 2006 and 2005

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Century Properties Fund XVII

We have audited the accompanying consolidated balance sheet of Century Properties Fund XVII as of December 31, 2006, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2006.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Properties Fund XVII at December 31, 2006, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 29, 2007

CENTURY PROPERTIES FUND XVII

CONSOLIDATED BALANCE SHEET

(in thousands, except unit data)

December 31, 2006

Assets
Cash and cash equivalents		$ 957
Receivables and deposits		696
Restricted escrows		154
Other assets		484
Investment properties (Notes B, E, and F):
Land	$ 5,763
Buildings and related personal property	68,565
	74,328
Less accumulated depreciation	(46,686)	27,642

		$ 29,933
Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 187
Tenant security deposit liabilities		294
Accrued property taxes		692
Other liabilities		494
Due to affiliates (Note D)		3,392
Mortgage notes payable (Note B)		34,098

Partners' Deficit
General partner	$ (7,763)
Limited partners (75,000 units issued and
outstanding)	(1,461)	(9,224)

		$ 29,933

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVII

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

	Years Ended
	December 31,
	2006	2005
Revenues:		(Restated)
Rental income	$10,363	$ 8,909
Other income	1,494	1,278
Total revenues	11,857	10,187

Expenses:
Operating	5,937	5,587
General and administrative	418	413
Depreciation	4,296	3,594
Interest	3,220	3,308
Property taxes	701	644
Total expenses	14,572	13,546

Loss from continuing operations	(2,715)	(3,359)
Loss from discontinued operations (Notes A and F)	(2,261)	(68)
Gain from sale of discontinued operations (Note F)	17,506	--
Net income (loss) (Note C)	$12,530	$(3,427)

Net income (loss) allocated to general partner	$ 1,743	$ (404)
Net income (loss) allocated to limited partners	10,787	(3,023)
	$12,530	$(3,427)
Per limited partnership unit:
Loss from continuing operations	$(31.91)	$(39.51)
Loss from discontinued operations	(26.59)	(0.80)
Gain from sale of discontinued operations	202.33	--
Net income (loss)	$143.83	$(40.31)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVII

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	75,000	$ --	$75,000	$ 75,000

Partners' deficit at
December 31, 2004	75,000	$(9,102)	$(9,225)	$(18,327)

Net loss for the year ended
December 31, 2005	--	(404)	(3,023)	(3,427)

Partners' deficit at
December 31, 2005	75,000	(9,506)	(12,248)	(21,754)

Net income for the year ended
December 31, 2006	--	1,743	10,787	12,530

Partners' deficit at
December 31, 2006	75,000	$(7,763)	$ (1,461)	$ (9,224)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVII

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended
	December 31,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$12,530	$(3,427)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Gain from sale of discontinued operations	(17,506)	--
Depreciation	4,488	4,334
Amortization of loan costs	53	86
Loss on early extinguishment of debt	2,158	--
Change in accounts:
Receivables and deposits	85	(73)
Other assets	57	77
Accounts payable	(45)	48
Tenant security deposit liabilities	(30)	40
Accrued property taxes	(9)	(12)
Other liabilities	(232)	19
Due to affiliates	(961)	873
Net cash provided by operating activities	588	1,965
Cash flows from investing activities:
Property improvements and replacements	(3,028)	(6,911)
Net receipts from restricted escrows	289	54
Net proceeds from sale of discontinued operations	20,973	--
Net cash provided by (used in) investing
activities	18,234	(6,857)
Cash flows from financing activities:
Payments on mortgage notes payable	(1,163)	(1,112)
Repayment of mortgage notes payable	(9,924)	--
Payments on advances from affiliate	(8,090)	--
Advances from affiliate	867	6,105
Net cash (used in) provided by financing activities	(18,310)	4,993
Net increase in cash and cash equivalents	512	101
Cash and cash equivalents at beginning of year	445	344
Cash and cash equivalents at end of year	$ 957	$ 445
Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 4,162	$ 3,396
Supplemental disclosure of non-cash activity:
Property improvements and replacements included
in accounts payable	$ 28	$ 168

At December 31, 2004, approximately $298,000 of property improvements and replacements were included in accounts payable and are included in property improvements and replacements for the year ended December 31, 2005.

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVII

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

Note A - Organization and Summary of Significant Accounting Policies

Organization: Century Properties Fund XVII (the "Partnership" or the "Registrant") is a California limited partnership organized in November 1981 to acquire and operate residential apartment complexes. The Partnership currently owns four residential apartment complexes of which three are located in Colorado and one is located in Texas.  Fox Partners (the “General Partner”), a California general partnership, is the general partner of the Partnership. The general partners of Fox Partners are Fox Capital Management Corporation (“FCMC” or the "Managing General Partner"), Fox Realty Investors ("FRI"), and Fox Partners 82. NPI Equity Investments II, Inc., a Florida corporation ("NPI Equity"), is the general partner of FRI. FCMC and NPI Equity are affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2021 unless terminated prior to such date.

Basis of Presentation: In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated statement of operations for the year ended December 31, 2005 has been restated as of January 1, 2005 to reflect the operations of Cooper’s Pond Apartments as loss from discontinued operations due to its sale on March 31, 2006 (as discussed in “Note F”).

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

The consolidated financial statements include all of the accounts of the Partnership and its wholly owned partnerships.

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

After payment of the management incentive, net income and net loss, excluding income arising from the occurrence of sales or dispositions, of the Partnership and taxable income (loss) are allocated 98% to the limited partners and 2% to the General Partner.

Net income arising from the occurrence of sales or dispositions are allocated first to the General Partner to the extent of distributions the General Partner is entitled to receive; next, 88% to the limited partners and 12% to the General Partner until the General Partner no longer has a deficit in its capital account; and any remainder is allocated to the limited partners.

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

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks.  At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $894,000 at December 31, 2006 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits:  The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged the space and is current on rental payments.

Replacement Reserves: A replacement reserve account was established in 1998 with the refinancing proceeds for Creekside Apartments and The Lodge Apartments. These funds were established to complete listed repairs and replacements. The total reserve account balance at December 31, 2006 is approximately $154,000, which includes interest.

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

Deferred Costs: Loan costs of approximately $526,000, less accumulated amortization of approximately $352,000, are included in other assets on the accompanying consolidated balance sheet.  The loan costs are amortized over the terms of the related loan agreements. Amortization of loan costs for the years ended December 31, 2006 and 2005 was approximately $53,000 and $86,000, respectively, and is included in interest expense and loss from discontinued operations. Amortization expense is expected to be approximately $43,000 in 2007, $34,000 in 2008, $15,000 in 2009, $14,000 in 2010 and $13,000 in 2011.

Leasing commissions and other direct costs incurred in connection with successful leasing efforts are deferred and amortized over the terms of the related leases.  Amortization of these costs is included in operating expenses and loss from discontinued operations.

Investment Properties:  Investment properties consist of four apartment complexes and are stated at cost.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress in accordance with SFAS No. 34, “Capitalization of Interest Costs” and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.”  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  During the year ended December 31, 2006, the Partnership capitalized interest of approximately $21,000.  During the year ended December 31, 2005, the Partnership capitalized interest of approximately $151,000, property taxes of approximately $1,000, and operating costs of approximately $3,000. Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2006 and 2005.

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, fully amortizing long-term debt. The fair value of the Partnership's long term debt at the Partnership’s incremental borrowing rate is approximately $36,930,000.

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

Advertising Costs: Advertising costs of approximately $342,000 and $389,000 for the years ended December 31, 2006 and 2005, respectively, were charged to expense as incurred and are included in operating expenses and loss from discontinued operations.

Use of Estimates: The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Recent Accounting Pronouncements: In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership adopted SFAS No. 154 effective January 1, 2006. The adoption of SFAS No. 154 did not have a material effect on the Partnership’s consolidated financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnership does not anticipate that the adoption of SFAS No. 157 will have a material effect on the Partnership’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Partnership has not yet determined whether it will elect the fair value option for any of its financial instruments.

Note B - Mortgage Notes Payable

The terms of the mortgage notes payable are as follows:

	Principal	Monthly			Principal
	Balance At	Payment			Balance
	December 31,	Including	Interest	Maturity	Due At
Property	2006	Interest	Rate (1)	Date	Maturity
	(in thousands)				(in thousands)

Peakview Place Apartments	$10,087	$ 104	7.99%	01/01/20	$ --
Creekside Apartments	5,725	41	6.43%	09/01/08	5,501
The Lodge Apartments	6,341	45	6.43%	09/01/08	6,093
The Village in the
Woods Apartments	11,945	126	8.56%	02/01/20	--
	$34,098	$ 316			$11,594

(1)

Fixed rate mortgage.

The mortgage notes payable are non-recourse and are secured by pledge of the respective apartment properties and by pledge of revenues from the respective apartment properties.  Certain of the notes require prepayment penalties if repaid prior to maturity and all notes prohibit resale of the properties subject to existing indebtedness.

Scheduled principal payments on the mortgage notes payable subsequent to December 31, 2006 are as follows (dollar amounts in thousands):

2007	$ 1,233
2008	12,856
2009	1,144
2010	1,243
2011	1,350
Thereafter	16,272
$34,098

Note C - Income Taxes

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership.

The following is a reconciliation of reported net income (loss) and Federal taxable income (loss) (in thousands, except per unit data):

	2006	2005
Net income (loss) as reported	$12,530	$(3,427)
(Deduct) add:
Depreciation differences	1,124	284
Other	(46)	(20)
Gain on sale of property	2,047	--
Interest expense	(138)	(138)
Federal taxable income (loss)	$ 15,517	$ (3,301)

Federal taxable income (loss) per
limited partnership unit	$ 181.95	$ (38.82)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

Net liabilities as reported	$ (9,224)
Land and buildings	6,013
Accumulated depreciation	(14,620)
Syndication and distribution costs	9,319
Original issue discount	2,825
Other	148
Net liabilities - Federal tax basis	$ (5,539)

Note D - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership’s properties as compensation for providing property management services. The Partnership was charged by affiliates approximately $624,000 and $673,000 for the years ended December 31, 2006 and 2005, respectively, which are included in operating expenses and loss from discontinued operations.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $365,000 and $505,000 for the years ended December 31, 2006 and 2005, respectively, which are included in investment properties, general and administrative expenses and gain from sale of discontinued operations.  The portion of these reimbursements included in investment properties and gain from sale of discontinued operations for the years ended December 31, 2006 and 2005 are construction management services provided by an affiliate of the Managing General Partner of approximately $167,000 and $312,000, respectively.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. There were no Partnership management fees paid during the years ended December 31, 2006 or 2005, as there were no distributions from operations.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership.  During the year ended December 31, 2006, an affiliate of the Managing General Partner exceeded this credit limit and advanced the Partnership approximately $325,000 to fund the redevelopment project at The Village in the Woods Apartments (as discussed in “Note E”) and approximately $542,000 to fund operating expenses and capital improvements at four of the Partnership’s investment properties.  During the year ended December 31, 2005, an affiliate of the Managing General Partner advanced approximately $609,000 and $3,409,000 to fund the redevelopment projects at Peakview Place Apartments and The Village in the Woods Apartments, respectively, and approximately $2,087,000 to fund property taxes, capital improvements and operating expenses at all of the Partnership’s investment properties.   The redevelopment advances to The Village in the Woods Apartments accrue interest at 10% and all other advances bear interest at the prime rate plus 2% (10.25% at December 31, 2006).  Interest expense for the years ended December 31, 2006 and 2005 was approximately $542,000 and $665,000, respectively.  During the year ended December 31, 2006, the Partnership made payments of approximately $8,090,000 on the advances and approximately $1,231,000 in accrued interest, from proceeds from the sale of Cooper’s Pond Apartments (as discussed in “Note F”).  No such payments were made to affiliates of the Managing General Partner during the year ended December 31, 2005.  At December 31, 2006, the total outstanding advances and accrued interest due to an affiliate of the Managing General Partner is approximately $3,392,000 and is included in due to affiliates.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2006 and 2005, the Partnership was charged by AIMCO and its affiliates approximately $363,000 and $213,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 51,859 Units in the Partnership representing 69.15% of the outstanding Units at December 31, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 69.15% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, DeForest Ventures I L.P., from whom AIMCO, through its merger with Insignia Financial Group, Inc., acquired 25,833.5 (approximately 34.45%) of its Units, had agreed for the benefit of third party unitholders, that it would vote such Units: (i) against any increase in compensation payable to the General Partner; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party Unit holders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates’ right to vote each Unit held. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner owes fiduciary duties to both the General Partner and AIMCO as the sole stockholder of the Managing General Partner.

Note E – Investment Properties and Accumulated Depreciation

		Initial Cost
		To Partnership
		(in thousands)
				Net Cost
			Buildings	Capitalized
			and Related	(Written Down)
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)

Peakview Place Apartments	$10,087	$ 1,320	$11,879	$ 8,767
Creekside Apartments	5,725	1,366	7,307	4,667
The Lodge Apartments	6,341	1,575	8,580	5,282
The Village in the Woods
Apartments	11,945	2,852	20,915	(182)
Total	$34,098	$ 7,113	$48,681	$18,534

	Gross Amount At Which Carried
	At December 31, 2006
	(in thousands)

		Buildings
		And Related			Year of
		Personal		Accumulated	Construc-	Date	Depreciable
Description	Land	Property	Total	Depreciation	tion	Acquired	Life
				(in thousands)
Peakview Place
Apartments	$ 1,320	$20,646	$21,966	$14,983	1979	9/82	5-30 yrs
Creekside
Apartments	1,366	11,974	13,340	8,819	1974	10/82	5-30 yrs
The Lodge
Apartments	1,577	13,860	15,437	10,159	1974	10/82	5-30 yrs
The Village in
the Woods
Apartments	1,500	22,085	23,585	12,725	1983	10/82	5-30 yrs
Total	$ 5,763	$68,565	$74,328	$46,686

In April 2005, the Managing General Partner began a major redevelopment project at The Village in the Woods Apartments. The property had difficulty staying competitive and needed to be updated.  Therefore, in an effort to increase occupancy and become competitive in the local market, a significant redevelopment project was completed in July 2006 at a total cost of approximately $5,166,000.  During the construction period, certain expenses were capitalized and depreciated over the remaining life of the property.  During the year ended December 31, 2005, approximately $117,000 of interest was capitalized.  No such costs were capitalized during the year ended December 31, 2006.

During 2003, the Managing General Partner began a major redevelopment project at Peakview Place Apartments.  The property had difficulty staying competitive and needed to be updated.  Therefore, in an effort to increase occupancy and become competitive in the local market, a significant redevelopment project was completed in May 2005 at a total cost of approximately $4,785,000.  During the construction period, certain expenses were capitalized and depreciated over the remaining life of the property.  During the year ended December 31, 2005, approximately $34,000 of interest, approximately $1,000 of real estate taxes, and approximately $3,000 of other construction period costs were capitalized.

Reconciliation of "investment properties and accumulated depreciation":

	Years Ended December 31,
	2006	2005
Investment Properties	(in thousands)
Balance at beginning of year	$89,335	$82,554
Property improvements	2,888	6,781
Disposal of property	(17,895)	--
Balance at end of year	$74,328	$89,335

Accumulated Depreciation
Balance at beginning of year	$54,696	$50,362
Additions charged to expense	4,488	4,334
Disposal of property	(12,498)	--
Balance at end of year	$46,686	$54,696

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2006 and 2005 is approximately $80,341,000 and $97,066,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2006 and 2005 is approximately $61,306,000 and $74,205,000, respectively.

Note F  – Disposition of Investment Property

On March 31, 2006, the Partnership sold Cooper’s Pond Apartments to a third party for a gross sale price of approximately $23,799,000.  The net proceeds realized by the Partnership were approximately $20,973,000 after the payment of closing costs and a prepayment penalty owed by the Partnership on the mortgages.  The Partnership used approximately $9,924,000 of the net proceeds to repay the mortgages encumbering the property.  The Partnership realized a gain of approximately $17,506,000 as a result of the sale, which is included in gain from sale of discontinued operations. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $2,158,000 as a result of the write-off of unamortized loan costs and a prepayment penalty, which is included in loss from discontinued operations for the year ended December 31, 2006.  Also included in loss from discontinued operations for the year ended December 31, 2006 are results of the property’s operations, a loss of approximately $103,000, including revenues of approximately $880,000. Included in loss from discontinued operations for the year ended December 31, 2005 are results of the property’s operations, a loss of approximately $68,000, including revenues of approximately $3,329,000.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. On December 14, 2006, Objector filed his Appellant’s Brief. The Partnership and its affiliates, as well as counsel of the Settlement Class, have not yet filed their briefs in response.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. On March 28, 2007, the court issued an opinion decertifying the collective action on both issues.  The court held that the members of the collective action are not similarly situated and the case may not proceed as a collective action.  The nine named plaintiffs still maintain their individual causes of action. The California and Maryland cases are still pending as they were stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the Managing General Partner have implemented policies, procedures, third-party audits and training and the Managing General Partner believes that these measures will prevent or eliminate mold exposure and will minimize the effects that mold may have on residents.  To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions.  Because the law regarding mold is unsettled and subject to change the Managing General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

Item 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

(b)

Internal Control Over Financial Reporting. There have not been any changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 8B.

Other Information

None.

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Century Properties Fund XVII (the "Partnership" or the "Registrant") has no directors or officers. Fox Partners (the “General Partner”), a California general partnership, is the general partner of the Partnership. The general partners of Fox Partners are Fox Capital Management Corporation (“FCMC” or the "Managing General Partner"), Fox Realty Investors ("FRI"), and Fox Partners 82. The names and ages of, as well as the positions and offices held by, the directors and officers of the Managing General Partner are set forth below. There are no family relationships between or among any directors or officers.

Name	Age	Position

Martha L. Long	47	Director and Senior Vice President
Harry G. Alcock	44	Director, Executive Vice President and Chief
		Investment Officer
Timothy Beaudin	48	Executive Vice President and Chief Development
		Officer
Miles Cortez	63	Executive Vice President, General Counsel
		and Secretary
Patti K. Fielding	43	Executive Vice President – Securities and Debt
Thomas M. Herzog	44	Executive Vice President and Chief
		Financial Officer
Robert Y. Walker, IV	41	Executive Vice President
Scott W. Fordham	39	Senior Vice President and Chief Accounting
		Officer
Stephen B. Waters	45	Vice President

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

Harry G. Alcock was appointed as a Director of the Managing General Partner in October 2004 and was appointed Executive Vice President and Chief Investment Officer of the Managing General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999.  Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as Senior Vice President from October 1997 to October 1999.

Timothy Beaudin was appointed Executive Vice President and Chief Development Officer of the Managing General Partner and AIMCO in October 2005.  Prior to this time, beginning in 2005, Mr. Beaudin was with Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

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

Robert Y. Walker, IV was appointed Senior Vice President of the Managing General Partner and AIMCO in August 2005 and served as the Chief Accounting Officer of the Managing General Partner and AIMCO from November 2005 to January 2007. Mr. Walker was promoted to Executive Vice President of the Managing General Partner and AIMCO in July 2006 and in January 2007 became the chief financial officer of Conventional Property Operations for AIMCO. From June 2002, until he joined AIMCO, Mr. Walker served as senior vice president and chief financial officer at Miller Global Properties, LLC, a Denver-based private equity, real estate fund manager.  From May 1997 to June 2002, Mr. Walker was employed by GE Capital Real Estate, serving as global controller from May 2000 to June 2002.

Scott W. Fordham was appointed Senior Vice President and Chief Accounting Officer in January 2007 of the Managing General Partner and AIMCO. Prior to joining AIMCO, Mr. Fordham served as Vice President and Chief Accounting Officer of Brandywine Realty Trust. Prior to the merger of Prentiss Properties Trust with Brandywine Realty Trust, Mr. Fordham served as Senior Vice President and Chief Accounting Officer of Prentiss Properties Trust and was in charge of the corporate accounting and financial reporting groups. Prior to joining Prentiss Properties Trust in 1992, Mr. Fordham worked in public accounting with PricewaterhouseCoopers LLP.

Stephen B. Waters was appointed Vice President of the Managing General Partner and AIMCO in April 2004.  Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999.  Mr. Waters has responsibility for partnership accounting with AIMCO and serves as principal financial officer of the Managing General Partner.

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

Item 10.

Executive Compensation

Neither the directors nor the officers of the Managing General Partner received any remuneration from the Partnership during the year ended December 31, 2006.

Item 11.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding units of limited partnership interest (the “Units”) of the Registrant owned by each person who is known by the Registrant to own beneficially or exercise voting or dispositive control over more than 5% of the Registrant's Units, by each of the directors and by the directors and officers of the Managing General Partner as a group as of December 31, 2006.

	Amount and nature of	%
Name of Beneficial Owner	Beneficial Owner	of Units

AIMCO IPLP, L.P.	25,833.50	34.45%
(an affiliate of AIMCO)
Fox Capital Management Corporation	100.00	0.13%
(an affiliate of AIMCO)
IPLP Acquisition I LLC	3,369.50	4.49%
(an affiliate of AIMCO)
AIMCO Properties, L.P.	22,556.00	30.08%
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

Item 12.

Certain Relationships and Related Transactions, and Director Independence

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership’s properties as compensation for providing property management services. The Partnership was charged by affiliates approximately $624,000 and $673,000 for the years ended December 31, 2006 and 2005, respectively, which are included in operating expenses and loss from discontinued operations on the consolidated statements of operations included in “Item 7. Financial Statements”.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $365,000 and $505,000 for the years ended December 31, 2006 and 2005, respectively, which are included in investment properties, general and administrative expenses and gain from sale of discontinued operations on the consolidated financial statements included in “Item 7. Financial Statements”.  The portion of these reimbursements included in investment properties and gain from sale of discontinued operations for the years ended December 31, 2006 and 2005 are construction management services provided by an affiliate of the Managing General Partner of approximately $167,000 and $312,000, respectively.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. There were no Partnership management fees paid during the years ended December 31, 2006 or 2005, as there were no distributions from operations.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership.  During the year ended December 31, 2006, an affiliate of the Managing General Partner exceeded this credit limit and advanced the Partnership approximately $325,000 to fund the redevelopment project at The Village in the Woods Apartments (as discussed in “Note E – Investment Properties and Accumulated Depreciation” to the consolidated financial statements included in “Item 7. Financial Statements”) and approximately $542,000 to fund operating expenses and capital improvements at four of the Partnership’s investment properties.  During the year ended December 31, 2005, an affiliate of the Managing General Partner advanced approximately $609,000 and $3,409,000 to fund the redevelopment projects at Peakview Place Apartments and The Village in the Woods Apartments, respectively, and approximately $2,087,000 to fund property taxes, capital improvements and operating expenses at all of the Partnership’s investment properties.  The redevelopment advances to The Village in the Woods Apartments accrue interest at 10% and all other advances bear interest at the prime rate plus 2% (10.25% at December 31, 2006).  Interest expense for the years ended December 31, 2006 and 2005 was approximately $542,000 and $665,000, respectively.  During the year ended December 31, 2006, the Partnership made payments of approximately $8,090,000 on the advances and approximately $1,231,000 in accrued interest, from proceeds from the sale of Cooper’s Pond Apartments (as discussed in “Note F – Disposition of Investment Property” to the consolidated financial statements included in “Item 7. Financial Statements”).  No such payments were made to affiliates of the Managing General Partner during the year ended December 31, 2005.  At December 31, 2006, the total outstanding advances and accrued interest due to an affiliate of the Managing General Partner is approximately $3,392,000 and is included in due to affiliates on the consolidated balance sheet included in “Item 7.  Financial Statements”.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2006 and 2005, the Partnership was charged by AIMCO and its affiliates approximately $363,000 and $213,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 51,859 Units in the Partnership representing 69.15% of the outstanding Units at December 31, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 69.15% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, DeForest Ventures I L.P., from whom AIMCO, through its merger with Insignia Financial Group, Inc., acquired 25,833.5 (approximately 34.45%) of its Units, had agreed for the benefit of third party unitholders, that it would vote such Units: (i) against any increase in compensation payable to the General Partner; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party Unit holders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates’ right to vote each Unit held. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner owes fiduciary duties to both the General Partner and AIMCO as the sole stockholder of the Managing General Partner.

Neither of the Managing General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Managing General Partner.

Item 13.

Exhibits

See Exhibit Index.

Item 14.

Principal Accountant Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2007.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2006 and 2005 are described below.

Audit Fees.  Fees for audit services totaled approximately $59,000 and $51,000 for 2006 and 2005, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-QSB.

Tax Fees.  Fees for tax services totaled approximately $16,000 and $15,000 for 2006 and 2005, respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTURY PROPERTIES FUND XVII
By: Fox Partners
General Partner

By: Fox Capital Management Corporation
Managing General Partner

By: /s/Martha L. Long
Martha L. Long
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

Date: March 30, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Harry G. Alcock	Director and Executive	Date: March 30, 2007
Harry G. Alcock	Vice President

/s/Martha L. Long	Director and Senior	Date: March 30, 2007
Martha L. Long	Vice President

/s/Stephen B. Waters	Vice President	Date: March 30, 2007
Stephen B. Waters

CENTURY PROPERTIES FUND XVII

EXHIBIT INDEX

 Exhibit Number

Description of Exhibit

 2.5

Master Indemnity Agreement incorporated by reference to Exhibit 2.5 to Current Report on Form 8-K filed by Insignia with the Securities and Exchange Commission on September 1, 1995.

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

10.6

Multifamily Note dated August 24, 1998, by and between Apartment Lodge 17 A LLC, a Colorado limited liability company and Newport Mortgage Company, L.P. a Texas limited partnership, incorporated by reference to Exhibit 10.2 to the Partnership’s Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 1998.

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

Date:  March 30, 2007

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

Date:  March 30, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Fox Capital Management Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-KSB of Century Properties Fund XVII (the "Partnership"), for the fiscal year ended December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: March 30, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: March 30, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.