Form 10QSB
period 2007-03-31
CENTURY PROPERTIES FUND XVII
filed 2007-05-15
CIK 356472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

CENTURY PROPERTIES FUND XVII

CONSOLIDATED BALANCE SHEET
(Unaudited)
(in thousands, except unit data)

March 31, 2007

Assets
Cash and cash equivalents		$ 721
Receivables and deposits		800
Restricted escrows		196
Other assets		662
Investment properties:
Land	$ 5,763
Buildings and related personal property	68,923
	74,686
Less accumulated depreciation	(47,786)	26,900
		$ 29,279
Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 525
Tenant security deposit liabilities		318
Accrued property taxes		428
Other liabilities		525
Due to affiliates (Note B)		3,479
Mortgage notes payable		33,798

Partners' Deficit
General partner	$ (7,830)
Limited partners (75,000 units issued and
outstanding)	(1,964)	(9,794)
		$ 29,279

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVII

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2007	2006
Revenues:
Rental income	$ 2,679	$ 2,508
Other income	381	363
Total revenues	3,060	2,871

Expenses:
Operating	1,514	1,392
General and administrative	107	108
Depreciation	1,100	1,040
Interest	739	963
Property taxes	170	184
Total expenses	3,630	3,687

Loss from continuing operations	(570)	(816)
Loss from discontinued operations (Notes A and C)	--	(2,261)
Gain from sale of discontinued operations (Note C)	--	17,472
Net (loss) income	$ (570)	$14,395

Net (loss) income allocated to general partner	$ (67)	$ 1,964
Net (loss) income allocated to limited partners	(503)	12,431
	$ (570)	$14,395

Per limited partnership unit:
Loss from continuing operations	$ (6.71)	$ (9.59)
Loss from discontinued operations	--	(26.59)
Gain from sale of discontinued operations	--	201.93
Net (loss) income	$ (6.71)	$165.75

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVII

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
(Unaudited)
(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	75,000	$ --	$ 75,000	$ 75,000

Partners' deficit at
December 31, 2006	75,000	$(7,763)	$ (1,461)	$ (9,224)

Net loss for the three months
ended March 31, 2007	--	(67)	(503)	(570)

Partners' deficit
at March 31, 2007	75,000	$(7,830)	$ (1,964)	$ (9,794)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVII

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net (loss) income	$ (570)	$ 14,395
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Gain from sale of discontinued operations	--	(17,472)
Depreciation	1,100	1,232
Amortization of loan costs	11	20
Loss on early extinguishment of debt	--	2,158
Change in accounts:
Receivables and deposits	(104)	(243)
Other assets	(189)	(222)
Accounts payable	332	621
Tenant security deposit liabilities	24	(70)
Accrued property taxes	(264)	(284)
Other liabilities	31	(39)
Due to affiliates	87	327

Net cash provided by operating activities	458	423

Cash flows from investing activities:
Property improvements and replacements	(352)	(1,297)
Net deposits to restricted escrows	(42)	(15)
Net proceeds from sale of discontinued operations	--	20,973

Net cash (used in) provided by investing
activities	(394)	19,661

Cash flows from financing activities:
Payments on mortgage notes payable	(300)	(291)
Repayment of mortgage notes payable	--	(9,924)
Advances from affiliate	--	867

Net cash used in financing activities	(300)	(9,348)

Net (decrease) increase in cash and cash equivalents	(236)	10,736

Cash and cash equivalents at beginning of period	957	445

Cash and cash equivalents at end of period	$ 721	$ 11,181

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 642	$ 950
Supplemental disclosures of non-cash activity:
Property improvements and replacements included
in accounts payable	$ 34	$ 257
Restricted escrows included in receivables and deposits
resulting from the sale of Cooper’s Pond Apartments	$ --	$ 289

At December 31, 2006 and 2005, approximately $28,000 and $168,000, respectively, of property improvements and replacements were included in accounts payable, and are included in property improvements and replacements for the three months ended March 31, 2007 and 2006, respectively.

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVII

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XVII (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Fox Partners, a California general partnership, is the general partner of the Partnership (the “General Partner”). The general partners of Fox Partners are Fox Capital Management Corporation (“FCMC” or the “Managing General Partner"), Fox Realty Investors (“FRI”), and Fox Partners 82. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006. The Managing General Partner and the general partner of FRI are affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated statement of operations for the three months ended March 31, 2006 reflects the operations of Cooper’s Pond Apartments as loss from discontinued operations due to its sale on March 31, 2006 (see Note C).

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnership does not anticipate that the adoption of SFAS No. 157 will have a material effect on the Partnership’s consolidated financial statements.

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

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48").  FIN 48 prescribes a two-step process for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  The first step involves evaluation of a tax position to determine whether it is more likely than not that the position will be sustained upon examination, based on the technical merits of the position.  The second step involves measuring the benefit to recognize in the financial statements for those tax positions that meet the more-likely-than-not recognition threshold.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Partnership adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have a material effect on the Partnership’s consolidated financial condition or results of operations.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $152,000 and $184,000 for the three months ended March 31, 2007 and 2006, respectively, which are included in operating expenses and loss from discontinued operations.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $74,000 and $108,000 for the three months ended March 31, 2007 and 2006, respectively, which are included in investment properties, general and administrative expenses and gain from sale of discontinued operations. The portion of these reimbursements included in investment properties and gain from sale of discontinued operations for the three months ended March 31, 2007 and 2006 are construction management services provided by an affiliate of the Managing General Partner of approximately $27,000 and $61,000, respectively.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. There were no Partnership management fees paid during the three months ended March 31, 2007 or 2006, as there were no distributions from operations.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership.  During the three months ended March 31, 2006, an affiliate of the Managing General Partner exceeded this credit limit and advanced the Partnership approximately $325,000 to fund the redevelopment project at The Village in the Woods Apartments (as discussed in Note D) and approximately $542,000 to fund operating expenses and capital improvements at four of the Partnership’s investment properties.  The redevelopment advances to The Village in the Woods Apartments accrue interest at 10% and all other advances bear interest at the prime rate plus 2% (10.25% at March 31, 2007). Interest expense for the three months ended March 31, 2007 and 2006 was approximately $87,000 and $275,000, respectively. At March 31, 2007, the total outstanding advances and accrued interest due to an affiliate of the Managing General Partner is approximately $3,479,000 and is included in due to affiliates.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the three months ended March 31, 2007, the Partnership was charged by AIMCO and its affiliates approximately $376,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2007 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $363,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2006.

Note C – Disposition of Investment Property

On March 31, 2006, the Partnership sold Cooper’s Pond Apartments to a third party for a gross sale price of approximately $23,799,000.  The net proceeds realized by the Partnership were approximately $20,973,000 after the payment of closing costs and a prepayment penalty owed by the Partnership on the mortgages.  The Partnership used approximately $9,924,000 of the net proceeds to repay the mortgages encumbering the property.  The Partnership realized a gain of approximately $17,506,000 as a result of the sale, of which approximately $17,472,000 was recognized during the three months ended March 31, 2006, and is included in gain from sale of discontinued operations. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $2,158,000 as a result of the write-off of unamortized loan costs and a prepayment penalty, which is included in loss from discontinued operations.  Also included in loss from discontinued operations for the three months ended March 31, 2006 are results of the property’s operations, a loss of approximately $103,000, including revenues of approximately $880,000.

Note D – Redevelopment of Property

In April 2005, the Managing General Partner began a major redevelopment project at The Village in the Woods Apartments. The property had difficulty staying competitive and needed to be updated.  Therefore, in an effort to increase occupancy and become competitive in the local market, a significant redevelopment project was completed in July 2006 at a total cost of approximately $5,166,000.  During the construction period, certain expenses were capitalized and are being depreciated over the remaining life of the property.  No such costs were capitalized during the three months ended March 31, 2006.

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

The Partnership's investment properties consist of four apartment complexes.  The following table sets forth the average occupancy of the properties for the three months ended March 31, 2007 and 2006:

	Average Occupancy
Property	2007	2006

Peakview Place Apartments	96%	98%
Englewood, Colorado
Creekside Apartments	97%	98%
Denver, Colorado
The Lodge Apartments	97%	97%
Denver, Colorado
The Village in the Woods Apartments (1)	93%	87%
Cypress, Texas

(1)

The Managing General Partner attributes the increase in occupancy at The Village in the Woods Apartments to increased curb appeal as a result of the completion of the redevelopment project at the property (as discussed in “Results of Operations”).

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

Results of Operations

The Partnership realized a net loss of approximately $570,000 for the three months ended March 31, 2007, compared to net income of approximately $14,395,000 for the three months ended March 31, 2006.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the consolidated statement of operations for the three months ended March 31, 2006 reflects the operations of Cooper’s Pond Apartments as loss from discontinued operations due to its sale on March 31, 2006.

On March 31, 2006, the Partnership sold Cooper’s Pond Apartments to a third party for a gross sale price of approximately $23,799,000.  The net proceeds realized by the Partnership were approximately $20,973,000 after the payment of closing costs and a prepayment penalty owed by the Partnership on the mortgages.  The Partnership used approximately $9,924,000 of the net proceeds to repay the mortgages encumbering the property.  The Partnership realized a gain of approximately $17,506,000 as a result of the sale, of which approximately $17,472,000 was recognized during the three months ended March 31, 2006, and is included in gain from sale of discontinued operations. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $2,158,000 as a result of the write-off of unamortized loan costs and a prepayment penalty, which is included in loss from discontinued operations.  Also included in loss from discontinued operations for the three months ended March 31, 2006 are results of the property’s operations, a loss of approximately $103,000, including revenues of approximately $880,000.

The Partnership recognized a loss from continuing operations of approximately $570,000 for the three months ended March 31, 2007, compared to loss from continuing operations of approximately $816,000 for the three months ended March 31, 2006.  The decrease in loss from continuing operations is due to an increase in total revenues and a decrease in total expenses.  The increase in total revenues is due to increases in both rental and other income.  The increase in rental income is due to increases in the average rental rate at all of the Partnership’s investment properties and an increase in occupancy at The Village in the Woods Apartments, partially offset by decreases in occupancy at Peakview Place Apartments and Creekside Apartments.  The increase in other income is primarily the result of increases in interest income as a result of higher average cash balances and lease cancellation fees at three of the Partnership’s investment properties.

The decrease in total expenses is due to decreases in interest and property tax expenses, partially offset by increases in operating and depreciation expenses.  Interest expense decreased primarily due to a decrease in interest on advances from an affiliate as a result of a lower average advance balance. Property tax expense decreased primarily as a result of the Partnership’s successful appeal of the assessed value of The Lodge Apartments during the three months ended March 31, 2007.  The increase in operating expenses is primarily due to increased temporary agency costs at Peakview Place Apartments and Creekside Apartments, increased hazard insurance premiums primarily at The Village in the Woods Apartments and increased management fees as a result of the increase in rental income, partially offset by decreases in advertising expenses at all of the Partnership’s investment properties and utility expenses at Peakview Place Apartments and Creekside Apartments.  The increase in depreciation expense is due to property improvements and replacements placed into service at the Partnership’s investment properties during the past twelve months.

General and administrative expenses remained relatively constant for the comparable periods. Included in general and administrative expenses for the three months ended March 31, 2007 and 2006 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with the investors and regulatory agencies and the annual audit required by the Partnership Agreement.

In April 2005, the Managing General Partner began a major redevelopment project at The Village in the Woods Apartments. The property had difficulty staying competitive and needed to be updated.  Therefore, in an effort to increase occupancy and become competitive in the local market, a significant redevelopment project was completed in July 2006 at a total cost of approximately $5,166,000.  During the construction period, certain expenses were capitalized and are being depreciated over the remaining life of the property.  No such costs were capitalized during the three months ended March 31, 2006.

Liquidity and Capital Resources

At March 31, 2007, the Partnership had cash and cash equivalents of approximately $721,000, compared to approximately $11,181,000 at March 31, 2006.  The decrease in cash and cash equivalents of approximately $236,000, from December 31, 2006, is due to approximately $394,000 and $300,000 of cash used in investing and financing activities, respectively, partially offset by approximately $458,000 of cash provided by operating activities.  Cash used in investing activities consisted of property improvements and replacements and net deposits to escrow accounts maintained by the mortgage lenders. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Partnership’s properties. The Partnership invests its working capital reserves in interest bearing accounts.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership.  During the three months ended March 31, 2006, an affiliate of the Managing General Partner exceeded this credit limit and advanced the Partnership approximately $325,000 to fund the redevelopment project at The Village in the Woods Apartments (as discussed above) and approximately $542,000 to fund operating expenses and capital improvements at four of the Partnership’s investment properties.  The redevelopment advances to The Village in the Woods Apartments accrue interest at 10% and all other advances bear interest at the prime rate plus 2% (10.25% at March 31, 2007). Interest expense for the three months ended March 31, 2007 and 2006 was approximately $87,000 and $275,000, respectively. At March 31, 2007, the total outstanding advances and accrued interest due to an affiliate of the Managing General Partner is approximately $3,479,000 and is included in due to affiliates.

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

Peakview Place Apartments

During the three months ended March 31, 2007, the Partnership completed approximately $49,000 of capital improvements at Peakview Place Apartments, consisting primarily of floor covering replacement. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Creekside Apartments

During the three months ended March 31, 2007, the Partnership completed approximately $112,000 of capital improvements at Creekside Apartments, consisting primarily of exterior doors, signage, lighting, water heater and sprinkler system upgrades and floor covering replacement. These improvements were funded from operating cash flow.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Lodge Apartments

During the three months ended March 31, 2007, the Partnership completed approximately $72,000 of capital improvements at The Lodge Apartments, consisting primarily of sprinkler system upgrades, heating and cooling upgrades and floor covering replacement.  These improvements were funded from operating cash flow.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Village in the Woods Apartments

During the three months ended March 31, 2007, the Partnership completed approximately $125,000 of capital improvements at The Village in the Woods Apartments consisting primarily of interior building improvements, kitchen and bathroom upgrades and floor covering replacement.  These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership.  The mortgage indebtedness of approximately $33,798,000 is amortized over varying periods. The debt encumbering Creekside Apartments and The Lodge Apartments matures in September 2008, at which time balloon payments totaling approximately $11,594,000 will be due. The debt encumbering Peakview Place Apartments and The Village in the Woods Apartments matures in 2020, at which time the loans are scheduled to be fully amortized. The Managing General Partner will attempt to refinance the indebtedness encumbering Creekside Apartments and The Lodge Apartments and/or sell the properties prior to their maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

There were no distributions made to the partners during the three months ended March 31, 2007 or 2006. Future cash distributions will depend on the levels of net cash generated from operations, the timing of debt maturities, refinancings and/or property sales. The Partnership’s cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at March 31, 2007, there can be no assurance that the Partnership will generate sufficient funds from operations, after required capital improvement expenditures, to permit any distributions to its partners during 2007 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 51,859 limited partnership units (the "Units") in the Partnership representing 69.15% of the outstanding Units at March 31, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 69.15% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, DeForest Ventures I L.P., from whom AIMCO, through its merger with Insignia Financial Group, Inc., acquired 25,833.5 (approximately 34.45%) of its Units, had agreed for the benefit of third party unitholders, that it would vote such Units: (i) against any increase in compensation payable to the General Partner and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party Unit holders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates right to vote each Unit held. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner owes fiduciary duties to both the General Partner and AIMCO as the sole stockholder of the Managing General Partner.

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

Capitalized Costs Related to Redevelopment and Construction Projects

The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects. Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress in accordance with SFAS No. 34, “Capitalization of Interest Costs”, and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.” Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.

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

CENTURY PROPERTIES FUND XVII

By: Fox Partners
General Partner

By: Fox Capital Management Corporation
Managing General Partner

Date: May 14, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: May 14, 2007	By: /s/Stephen B. Waters
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

10.8

Purchase and Sale Contract between Century Properties Fund XVII, a California limited partnership, and the affiliated Selling Partnerships and The Bethany Group, LLC, a California limited liability company, dated November 2, 2005 and incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 2, 2005.

10.9

Second Amendment to Purchase and Sale Contract between Century Properties Fund XVII, a California limited partnership, and the affiliated Selling Partnerships and The Bethany Group, LLC, a California limited liability company, dated February 9, 2006 and incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 9, 2006.

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

Date:  May 14, 2007

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

Date:  May 14, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Fox Capital Management Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO
Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Century Properties Fund XVII (the "Partnership"), for the quarterly period ended March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: May 14, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: May 14, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.