Form 10QSB
period 2007-06-30
CENTURY PROPERTIES FUND XVII
filed 2007-08-14
CIK 356472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

CENTURY PROPERTIES FUND XVII

CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

June 30, 2007

Assets
Cash and cash equivalents		$ 697
Receivables and deposits		740
Restricted escrows		238
Other assets		553
Investment properties:
Land	$ 5,763
Buildings and related personal property	69,334
	75,097
Less accumulated depreciation	(48,891)	26,206
		$ 28,434
Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 291
Tenant security deposit liabilities		359
Accrued property taxes		363
Other liabilities		580
Due to affiliates (Note B)		3,569
Mortgage notes payable		33,493

Partners' Deficit
General partner	$ (7,881)
Limited partners (75,000 units issued and
outstanding)	(2,340)	(10,221)
		$ 28,434

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVII

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
Rental income	$ 2,739	$ 2,528	$ 5,418	$ 5,036
Other income	429	391	810	754
Total revenues	3,168	2,919	6,228	5,790

Expenses:
Operating	1,456	1,618	2,970	3,010
General and administrative	105	105	212	213
Depreciation	1,105	1,070	2,205	2,110
Interest	744	766	1,483	1,729
Property taxes	185	188	355	372
Total expenses	3,595	3,747	7,225	7,434

Loss from continuing operations	(427)	(828)	(997)	(1,644)
Loss from discontinued
operations (Notes A and C)	--	--	--	(2,261)
Gain from sale of discontinued
operations (Note C)	--	34	--	17,506
Net (loss) income	$ (427)	$ (794)	$ (997)	$13,601

Net (loss) income allocated to general
partner	$ (50)	$ (94)	$ (118)	$ 1,870
Net (loss) income allocated to limited
partners	(377)	(700)	(879)	11,731

	$ (427)	$ (794)	$ (997)	$13,601
Per limited partnership unit:
Loss from continuing operations	$ (5.03)	$ (9.73)	$(11.72)	$(19.33)
Loss from discontinued
operations	--	--	--	(26.59)
Gain from sale of discontinued
operations	--	0.40	--	202.33
Net (loss) income	$ (5.03)	$ (9.33)	$(11.72)	$156.41

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVII

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	75,000	$ --	$ 75,000	$ 75,000

Partners' deficit at
December 31, 2006	75,000	$(7,763)	$ (1,461)	$ (9,224)

Net loss for the six months
ended June 30, 2007	--	(118)	(879)	(997)

Partners' deficit at
June 30, 2007	75,000	$(7,881)	$ (2,340)	$(10,221)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVII

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net (loss) income	$ (997)	$13,601
Adjustments to reconcile net (loss) income to net cash
provided by (used in) operating activities:
Gain from sale of discontinued operations	--	(17,506)
Depreciation	2,205	2,302
Amortization of loan costs	21	31
Loss on early extinguishment of debt	--	2,158
Change in accounts:
Receivables and deposits	(44)	255
Other assets	(90)	(188)
Accounts payable	21	151
Tenant security deposit liabilities	65	(56)
Accrued property taxes	(329)	(338)
Other liabilities	86	(212)
Due to affiliates	177	(1,073)
Net cash provided by (used in) operating
activities	1,115	(875)
Cash flows from investing activities:
Property improvements and replacements	(686)	(2,091)
Net (deposits to) receipts from restricted escrows	(84)	232
Net proceeds from sale of discontinued operations	--	20,973
Net cash (used in) provided by investing
activities	(770)	19,114
Cash flows from financing activities:
Payments on mortgage notes payable	(605)	(582)
Repayment of mortgage notes payable	--	(9,924)
Payments on advances from affiliate	--	(8,037)
Advances from affiliate	--	867
Net cash used in financing activities	(605)	(17,676)

Net (decrease) increase in cash and cash equivalents	(260)	563
Cash and cash equivalents at beginning of period	957	445
Cash and cash equivalents at end of period	$ 697	$ 1,008
Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 1,289	$ 2,717
Supplemental disclosure of non-cash activity:
Property improvements and replacements included
in accounts payable	$ 111	$ 130

At December 31, 2006 and 2005, approximately $28,000 and $168,000, respectively, of property improvements and replacements were included in accounts payable, and are included in property improvements and replacements for the six months ended June 30, 2007 and 2006, respectively.

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVII

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XVII (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Fox Partners, a California general partnership, is the general partner of the Partnership (the “General Partner”). The general partners of Fox Partners are Fox Capital Management Corporation (“FCMC” or the “Managing General Partner"), Fox Realty Investors (“FRI”), and Fox Partners 82. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006. The Managing General Partner and the general partner of FRI are affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated statement of operations for the six months ended June 30, 2006 reflects the operations of Cooper’s Pond Apartments as loss from discontinued operations due to its sale on March 31, 2006 (see Note C).

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

In June 2007, the American Institute of Certified Public Accountants (“the AICPA”) issued Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” ("SOP 07-1").  SOP 07-1 provides guidance for determining whether the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” are required to be applied to an entity by clarifying the definition of an investment company and, whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary, or by an investor in the application of the equity method of accounting to an investment company investee.  SOP 07-1 applies to reporting periods beginning on or after December 15, 2007, but earlier adoption is encouraged. The Partnership is currently evaluating the impact, if any, that adoption of SOP 07-1 may have on its consolidated financial statements in the period of adoption.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $303,000 and $326,000 for the six months ended June 30, 2007 and 2006, respectively, which are included in operating expenses and loss from discontinued operations.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $130,000 and $187,000 for the six months ended June 30, 2007 and 2006, respectively, which are included in investment properties, general and administrative expenses and gain from sale of discontinued operations. The portion of these reimbursements included in investment properties and gain from sale of discontinued operations for the six months ended June 30, 2007 and 2006 are construction management services provided by an affiliate of the Managing General Partner of approximately $37,000 and $93,000, respectively.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. There were no Partnership management fees paid during the six months ended June 30, 2007 or 2006, as there were no distributions from operations.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership.  During the six months ended June 30, 2006, an affiliate of the Managing General Partner exceeded this credit limit and advanced the Partnership approximately $325,000 to fund the redevelopment project at The Village in the Woods Apartments (as discussed in Note D) and approximately $542,000 to fund operating expenses and capital improvements at four of the Partnership’s investment properties.  There were no such advances during the six months ended June 30, 2007. The redevelopment advances to The Village in the Woods Apartments accrue interest at 10% and all other advances bear interest at the prime rate plus 2% (10.25% at June 30, 2007). Interest expense for the six months ended June 30, 2007 and 2006 was approximately $177,000 and $367,000, respectively. During the six months ended June 30, 2006, the Partnership made payments of approximately $8,037,000 on the advances and approximately $1,084,000 in accrued interest, from proceeds from the sale of Cooper’s Pond Apartments (as discussed in Note C). No such payments were made to affiliates of the Managing General Partner during the six months ended June 30, 2007. At June 30, 2007, the total outstanding advances and accrued interest due to an affiliate of the Managing General Partner is approximately $3,569,000 and is included in due to affiliates.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the six months ended June 30, 2007, the Partnership was charged by AIMCO and its affiliates approximately $457,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2007 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $363,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2006.

Note C – Disposition of Investment Property

On March 31, 2006, the Partnership sold Cooper’s Pond Apartments to a third party for a gross sale price of approximately $23,799,000.  The net proceeds realized by the Partnership were approximately $20,973,000 after the payment of closing costs and a prepayment penalty owed by the Partnership on the mortgages.  The Partnership used approximately $9,924,000 of the net proceeds to repay the mortgages encumbering the property.  The Partnership realized a gain of approximately $17,506,000 as a result of the sale for the six months ended June 30, 2006, which is included in gain from sale of discontinued operations. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $2,158,000 as a result of the write-off of unamortized loan costs and a prepayment penalty, which is included in loss from discontinued operations.  Also included in loss from discontinued operations for the six months ended June 30, 2006 are results of the property’s operations, a loss of approximately $103,000, including revenues of approximately $880,000.

During the three months ended June 30, 2006, certain accruals of approximately $34,000 established during the three months ended March 31, 2006 related to the sale of Cooper’s Pond Apartments were reversed due to actual costs being less than anticipated. These accrual reversals are included as an increase in gain from sale of discontinued operations for the three months ended June 30, 2006.

Note D – Redevelopment of Property

In April 2005, the Managing General Partner began a major redevelopment project at The Village in the Woods Apartments. The property had difficulty staying competitive and needed to be updated.  Therefore, in an effort to increase occupancy and become competitive in the local market, a significant redevelopment project was completed in July 2006 at a total cost of approximately $5,166,000.  During 2005, certain expenses were capitalized and are being depreciated over the remaining life of the property.  No such costs were capitalized during the six months ended June 30, 2006.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. On December 14, 2006, Objector filed his Appellant’s Brief. The Partnership and its affiliates, as well as counsel for the Settlement Class, both filed Respondents’ Briefs on May 17, 2007.  Objector filed his response on August 3, 2007.  No hearing date has yet been scheduled.

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

The Partnership's investment properties consist of four apartment complexes.  The following table sets forth the average occupancy of the properties for the six months ended June 30, 2007 and 2006:

	Average Occupancy
Property	2007	2006

Peakview Place Apartments	97%	98%
Englewood, Colorado
Creekside Apartments	96%	96%
Denver, Colorado
The Lodge Apartments	97%	95%
Denver, Colorado
The Village in the Woods Apartments (1)	93%	88%
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

Results of Operations

The Partnership realized net loss of approximately $427,000 and $997,000 for the three and six months ended June 30, 2007, respectively, compared to net loss of approximately $794,000 for the three months ended June 30, 2006 and net income of approximately $13,601,000 for the six months ended June 30, 2006.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the consolidated statement of operations for the six months ended June 30, 2006 reflects the operations of Cooper’s Pond Apartments as loss from discontinued operations due to its sale on March 31, 2006.

On March 31, 2006, the Partnership sold Cooper’s Pond Apartments to a third party for a gross sale price of approximately $23,799,000.  The net proceeds realized by the Partnership were approximately $20,973,000 after the payment of closing costs and a prepayment penalty owed by the Partnership on the mortgages.  The Partnership used approximately $9,924,000 of the net proceeds to repay the mortgages encumbering the property.  The Partnership realized a gain of approximately $17,506,000 as a result of the sale for the six months ended June 30, 2006, which is included in gain from sale of discontinued operations. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $2,158,000 as a result of the write-off of unamortized loan costs and a prepayment penalty, which is included in loss from discontinued operations.  Also included in loss from discontinued operations for the six months ended June 30, 2006 are results of the property’s operations, a loss of approximately $103,000, including revenues of approximately $880,000.

During the three months ended June 30, 2006, certain accruals of approximately $34,000 established during the three months ended March 31, 2006 related to the sale of Cooper’s Pond Apartments were reversed due to actual costs being less than anticipated. These accrual reversals are included as an increase in gain from sale of discontinued operations for the three months ended June 30, 2006.

The Partnership recognized a loss from continuing operations of approximately $427,000 and $997,000 for the three and six months ended June 30, 2007, respectively, compared to loss from continuing operations of approximately $828,000 and $1,644,000 for the three and six months ended June 30, 2006, respectively.  The decrease in loss from continuing operations for both the three and six months ended June 30, 2007 is due to an increase in total revenues and a decrease in total expenses. The increase in total revenues for both the three and six months ended June 30, 2007 is due to increases in both rental and other income.  The increase in rental income for both periods is due to increases in the average rental rate at all of the Partnership’s investment properties and occupancy at The Lodge Apartments and The Village in the Woods Apartments, partially offset by a decrease in occupancy at Peakview Place Apartments.  The increase in other income for both periods is primarily the result of an increase in utility reimbursements at three of the Partnership’s investment properties.

The decrease in total expenses for both the three and six months ended June 30, 2007 is due to decreases in operating and interest expenses, partially offset by an increase in depreciation expense. General and administrative and property tax expenses remained relatively constant for both the three and six months ended June 30, 2007. The decrease in operating expenses for both periods is primarily due to the recording of a liability during the three months ended June 30, 2006 at three of the Partnership’s investment properties relating to forfeiture of unclaimed property pursuant to applicable state and local laws.  Based on inquiries from state officials, affiliates of the Managing General Partner have reviewed the Partnership’s historic forfeiture of unclaimed property pursuant to applicable state and local laws and, as a result, the Partnership has recorded an estimate of amounts that may be due. The decrease in operating expenses for the three months ended June 30, 2007 is also due to a decrease in contract services at Creekside Apartments and The Village in the Woods Apartments, partially offset by increases in legal fees at The Village in the Woods Apartments, temporary agency costs at The Lodge Apartments and contract services at Peakview Place Apartments. The decrease in operating expenses for the six months ended June 30, 2007 is also due to decreases in advertising expenses at three of the Partnership’s investment properties and salaries and related benefits at Peakview Place Apartments, partially offset by increased hazard insurance premiums and increased management fees as a result of the increase in rental income at all of the properties. The decrease in interest expense for both periods is due to scheduled principal payments made on the mortgages encumbering the Partnership’s investment properties, which reduced the carrying balance of the loans. The decrease in interest expense for the six months ended June 30, 2007 is also due to a decrease in interest on advances from an affiliate as a result of a lower average advance balance. The increase in depreciation expense for both periods is due to property improvements and replacements placed into service primarily at three of the Partnership’s investment properties during the past twelve months.

Included in general and administrative expenses for the three and six months ended June 30, 2007 and 2006 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with the investors and regulatory agencies and the annual audit required by the Partnership Agreement.

In April 2005, the Managing General Partner began a major redevelopment project at The Village in the Woods Apartments. The property had difficulty staying competitive and needed to be updated.  Therefore, in an effort to increase occupancy and become competitive in the local market, a significant redevelopment project was completed in July 2006 at a total cost of approximately $5,166,000.  During 2005, certain expenses were capitalized and are being depreciated over the remaining life of the property.  No such costs were capitalized during the six months ended June 30, 2006.

Liquidity and Capital Resources

At June 30, 2007, the Partnership had cash and cash equivalents of approximately $697,000, compared to approximately $1,008,000 at June 30, 2006.  The decrease in cash and cash equivalents of approximately $260,000, from December 31, 2006, is due to approximately $770,000 and $605,000 of cash used in investing and financing activities, respectively, partially offset by approximately $1,115,000 of cash provided by operating activities.  Cash used in investing activities consisted of property improvements and replacements and net deposits to escrow accounts maintained by the mortgage lenders. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Partnership’s properties. The Partnership invests its working capital reserves in interest bearing accounts.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership.  During the six months ended June 30, 2006, an affiliate of the Managing General Partner exceeded this credit limit and advanced the Partnership approximately $325,000 to fund the redevelopment project at The Village in the Woods Apartments (as discussed above) and approximately $542,000 to fund operating expenses and capital improvements at four of the Partnership’s investment properties. There were no such advances during the six months ended June 30, 2007. The redevelopment advances to The Village in the Woods Apartments accrue interest at 10% and all other advances bear interest at the prime rate plus 2% (10.25% at June 30, 2007). Interest expense for the six months ended June 30, 2007 and 2006 was approximately $177,000 and $367,000, respectively. During the six months ended June 30, 2006, the Partnership made payments of approximately $8,037,000 on the advances and approximately $1,084,000 in accrued interest, from proceeds from the sale of Cooper’s Pond Apartments (as discussed above). No such payments were made to affiliates of the Managing General Partner during the six months ended June 30, 2007. At June 30, 2007, the total outstanding advances and accrued interest due to an affiliate of the Managing General Partner is approximately $3,569,000 and is included in due to affiliates.

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

Peakview Place Apartments

During the six months ended June 30, 2007, the Partnership completed approximately $142,000 of capital improvements at Peakview Place Apartments, consisting primarily of interior improvements and floor covering replacement. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Creekside Apartments

During the six months ended June 30, 2007, the Partnership completed approximately $194,000 of capital improvements at Creekside Apartments, consisting primarily of exterior doors, signage, lighting, kitchen and bathroom upgrades, interior improvements, water heater and sprinkler system upgrades and floor covering replacement. These improvements were funded from operating cash flow.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Lodge Apartments

During the six months ended June 30, 2007, the Partnership completed approximately $157,000 of capital improvements at The Lodge Apartments, consisting primarily of sprinkler system upgrades, interior improvements, heating and cooling upgrades, fencing and floor covering replacement.  These improvements were funded from operating cash flow.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Village in the Woods Apartments

During the six months ended June 30, 2007, the Partnership completed approximately $276,000 of capital improvements at The Village in the Woods Apartments consisting primarily of interior improvements, lighting, fencing, air conditioning, kitchen and bathroom upgrades and appliance and floor covering replacements.  These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership.  The mortgage indebtedness of approximately $33,493,000 is amortized over varying periods. The debt encumbering Creekside Apartments and The Lodge Apartments matures in September 2008, at which time balloon payments totaling approximately $11,594,000 will be due. The debt encumbering Peakview Place Apartments and The Village in the Woods Apartments matures in 2020, at which time the loans are scheduled to be fully amortized. The Managing General Partner will attempt to refinance the indebtedness encumbering Creekside Apartments and The Lodge Apartments and/or sell the properties prior to their maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

There were no distributions made to the partners during the six months ended June 30, 2007 or 2006. Future cash distributions will depend on the levels of net cash generated from operations, the timing of debt maturities, refinancings and/or property sales. The Partnership’s cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at June 30, 2007, there can be no assurance that the Partnership will generate sufficient funds from operations, after required capital improvement expenditures, to permit any distributions to its partners during 2007 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 51,859 limited partnership units (the "Units") in the Partnership representing 69.15% of the outstanding Units at June 30, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 69.15% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, DeForest Ventures I L.P., from whom AIMCO, through its merger with Insignia Financial Group, Inc., acquired 25,833.5 (approximately 34.45%) of its Units, had agreed for the benefit of third party unitholders, that it would vote such Units: (i) against any increase in compensation payable to the General Partner and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party Unit holders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates right to vote each Unit held. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner owes fiduciary duties to both the General Partner and AIMCO as the sole stockholder of the Managing General Partner.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. On December 14, 2006, Objector filed his Appellant’s Brief. The Partnership and its affiliates, as well as counsel for the Settlement Class, both filed Respondents’ Briefs on May 17, 2007.  Objector filed his response on August 3, 2007.  No hearing date has yet been scheduled.

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

CENTURY PROPERTIES FUND XVII

By: Fox Partners
General Partner

By: Fox Capital Management Corporation
Managing General Partner

Date: August 13, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: August 13, 2007	By: /s/Stephen B. Waters
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

Date:  August 13, 2007

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

Date:  August 13, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Fox Capital Management Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO
Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Century Properties Fund XVII (the "Partnership"), for the quarterly period ended June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: August 13, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: August 13, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.