Form 10QSB
period 2007-09-30
CENTURY PROPERTIES FUND XVII
filed 2007-11-13
CIK 356472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

CENTURY PROPERTIES FUND XVII

CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

September 30, 2007

Assets
Cash and cash equivalents		$ 1,199
Receivables and deposits		641
Restricted escrows		107
Other assets		641
Investment properties:
Land	$ 5,763
Buildings and related personal property	69,945
	75,708
Less accumulated depreciation	(50,013)	25,695
		$ 28,283
Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 295
Tenant security deposit liabilities		375
Accrued property taxes		520
Other liabilities		576
Due to affiliates (Note B)		841
Mortgage notes payable (Note D)		36,432

Partners' Deficit
General partner	$ (7,944)
Limited partners (75,000 units issued and
outstanding)	(2,812)	(10,756)
		$ 28,283

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVII

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues:
Rental income	$ 2,781	$ 2,633	$ 8,199	$ 7,669
Other income	367	359	1,177	1,113
Total revenues	3,148	2,992	9,376	8,782

Expenses:
Operating	1,570	1,502	4,540	4,512
General and administrative	114	100	326	313
Depreciation	1,122	1,087	3,327	3,197
Interest	720	752	2,203	2,481
Property taxes	157	151	512	523
Total expenses	3,683	3,592	10,908	11,026

Loss from continuing operations	$ (535)	$ (600)	$(1,532)	$(2,244)
Loss from discontinued operations
(Notes A and C)	--	--	--	(2,261)
Gain from sale of discontinued
operations (Note C)	--	--	--	17,506
Net (loss) income	$ (535)	$ (600)	$(1,532)	$13,001

Net (loss) income allocated to general
partner	$ (63)	$ (71)	$ (181)	$ 1,799
Net (loss) income allocated to limited
partners	(472)	(529)	(1,351)	11,202
	$ (535)	$ (600)	$(1,532)	$13,001
Per limited partnership unit:
Loss from continuing operations	$ (6.29)	$ (7.05)	$(18.01)	$(26.38)
Loss from discontinued operations	--	--	--	(26.59)
Gain from sale of discontinued
operations	--	--	--	202.33
Net (loss) income	$ (6.29)	$ (7.05)	$(18.01)	$149.36

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVII

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	75,000	$ --	$ 75,000	$ 75,000

Partners' deficit at
December 31, 2006	75,000	$(7,763)	$ (1,461)	$ (9,224)

Net loss for the nine months
ended September 30, 2007	--	(181)	(1,351)	(1,532)

Partners' deficit at
September 30, 2007	75,000	$(7,944)	$ (2,812)	$(10,756)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVII

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net (loss) income	$ (1,532)	$13,001
Adjustments to reconcile net (loss) income to net cash
provided by (used in) operating activities:
Gain from sale of discontinued operations	--	(17,506)
Depreciation	3,327	3,389
Amortization of loan costs	32	42
Loss on early extinguishment of debt	--	2,158
Change in accounts:
Receivables and deposits	55	184
Other assets	(139)	(83)
Accounts payable	44	15
Tenant security deposit liabilities	81	(38)
Accrued property taxes	(172)	(187)
Other liabilities	82	(207)
Due to affiliates	(105)	(1,105)
Net cash provided by (used in) operating activities	1,673	(337)
Cash flows from investing activities:
Property improvements and replacements	(1,316)	(2,765)
Net receipts from restricted escrows	47	242
Net proceeds from sale of discontinued operations	--	20,973
Net cash (used in) provided by investing
activities	(1,269)	18,450
Cash flows from financing activities:
Payments on mortgage notes payable	(916)	(870)
Repayment of mortgage notes payable	--	(9,924)
Proceeds from mortgage note payable	3,250	--
Loan costs paid	(50)	--
Payments on advances from affiliate	(2,446)	(8,090)
Advances from affiliate	--	867
Net cash used in financing activities	(162)	(18,017)
Net increase in cash and cash equivalents	242	96
Cash and cash equivalents at beginning of period	957	445
Cash and cash equivalents at end of period	$ 1,199	$ 541
Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 2,266	$ 3,518
Supplemental disclosure of non-cash activity:
Property improvements and replacements included
in accounts payable	$ 92	$ 39

At December 31, 2006 and 2005, approximately $28,000 and $168,000, respectively, of property improvements and replacements were included in accounts payable, and are included in property improvements and replacements for the nine months ended September 30, 2007 and 2006, respectively.

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVII

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XVII (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Fox Partners, a California general partnership, is the general partner of the Partnership (the “General Partner”). The general partners of Fox Partners are Fox Capital Management Corporation (“FCMC” or the “Managing General Partner"), Fox Realty Investors (“FRI”), and Fox Partners 82. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006. The Managing General Partner and the general partner of FRI are affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated statement of operations for the nine months ended September 30, 2006 reflects the operations of Cooper’s Pond Apartments as loss from discontinued operations due to its sale on March 31, 2006 (see “Note C”).

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

In June 2007, the American Institute of Certified Public Accountants (the “AICPA”) issued Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” ("SOP 07-1").  SOP 07-1 provides guidance for determining whether the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” are required to be applied to an entity by clarifying the definition of an investment company and, whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary, or by an investor in the application of the equity method of accounting to an investment company investee.  SOP 07-1 applies to reporting periods beginning on or after December 15, 2007; however, the FASB has decided to issue an exposure draft that would indefinitely delay the effective date of SOP 07-1 until the FASB can reassess the provisions of SOP 07-1.  The Partnership is currently evaluating the impact, if any, that adoption of SOP 07-1 may have on its consolidated financial statements in the period of adoption.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $466,000 and $470,000 for the nine months ended September 30, 2007 and 2006, respectively, which are included in operating expenses and loss from discontinued operations.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $223,000 and $279,000 for the nine months ended September 30, 2007 and 2006, respectively, which are included in investment properties, general and administrative expenses and gain from sale of discontinued operations. The portion of these reimbursements included in investment properties and gain from sale of discontinued operations for the nine months ended September 30, 2007 and 2006 are construction management services provided by an affiliate of the Managing General Partner of approximately $74,000 and $138,000, respectively.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. There were no Partnership management fees paid during the nine months ended September 30, 2007 or 2006, as there were no distributions from operations.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership.  During the nine months ended September 30, 2006, an affiliate of the Managing General Partner exceeded this credit limit and advanced the Partnership approximately $325,000 to fund the redevelopment project at The Village in the Woods Apartments (as discussed in “Note E”) and approximately $542,000 to fund operating expenses and capital improvements at four of the Partnership’s investment properties.  There were no such advances during the nine months ended September 30, 2007. The redevelopment advances to The Village in the Woods Apartments accrue interest at 10% and all other advances bear interest at the prime rate plus 2% (9.75% at September 30, 2007). Interest expense for the nine months ended September 30, 2007 and 2006 was approximately $249,000 and $456,000, respectively. During the nine months ended September 30, 2007 and 2006, the Partnership made payments of approximately $2,800,000 and $9,321,000, respectively, on the advances and associated accrued interest, from proceeds from the second mortgage obtained on Peakview Place Apartments (as discussed in “Note D”) and from proceeds from the sale of Cooper’s Pond Apartments (as discussed in “Note C”),respectively. At September 30, 2007, the total outstanding advances and accrued interest due to an affiliate of the Managing General Partner is approximately $841,000 and is included in due to affiliates.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the nine months ended September 30, 2007, the Partnership was charged by AIMCO and its affiliates approximately $467,000 for insurance coverage and fees associated with policy claims administration.  The Partnership was charged by AIMCO and its affiliates approximately $363,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2006.

Note C – Disposition of Investment Property

On March 31, 2006, the Partnership sold Cooper’s Pond Apartments to a third party for a gross sale price of approximately $23,799,000.  The net proceeds realized by the Partnership were approximately $20,973,000 after the payment of closing costs and a prepayment penalty owed by the Partnership on the mortgages.  The Partnership used approximately $9,924,000 of the net proceeds to repay the mortgages encumbering the property.  The Partnership realized a gain of approximately $17,506,000 as a result of the sale for the nine months ended September 30, 2006, which is included in gain from sale of discontinued operations. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $2,158,000 as a result of the write-off of unamortized loan costs and a prepayment penalty, which is included in loss from discontinued operations.  Also included in loss from discontinued operations for the nine months ended September 30, 2006 are results of the property’s operations, a loss of approximately $103,000, including revenues of approximately $880,000.

Note D – Mortgage Financing

On August 31, 2007, the Partnership obtained a second mortgage in the principal amount of $3,250,000 on Peakview Place Apartments. The second mortgage bears interest at a fixed rate of 5.93% per annum and requires monthly payments of principal and interest of approximately $19,000 beginning on October 1, 2007 through the January 1, 2018 maturity date, with a balloon payment of approximately $2,697,000 due at maturity. If no event of default exists at maturity, the maturity date will automatically be extended for one additional year, to January 1, 2019. As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage financing. In connection with the second mortgage, loan costs of approximately $50,000 were capitalized and are included in other assets.

In connection with the new mortgage financing, the Partnership agreed to certain modifications of the existing mortgage encumbering Peakview Place Apartments. The modification of terms consisted of a fixed interest rate of 7.99% per annum, monthly payments of principal and interest of approximately $71,000 beginning October 1, 2007 through the maturity date of January 1, 2020, at which time a balloon payment of approximately $8,121,000 is due.  The previous terms consisted of a fixed interest rate of 7.99%, monthly payments of principal and interest of approximately $104,000 through the maturity date of January 1, 2020, at which time the mortgage was scheduled to be fully amortized.

Note E – Redevelopment of Property

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

Note F – Contingencies

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

The Partnership's investment properties consist of four apartment complexes.  The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2007 and 2006:

	Average Occupancy
Property	2007	2006

Peakview Place Apartments	97%	98%
Englewood, Colorado
Creekside Apartments	97%	96%
Denver, Colorado
The Lodge Apartments	97%	95%
Denver, Colorado
The Village in the Woods Apartments (1)	94%	90%
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

Results of Operations

The Partnership realized net loss of approximately $535,000 and $1,532,000 for the three and nine months ended September 30, 2007, respectively, compared to net loss of approximately $600,000 for the three months ended September 30, 2006 and net income of approximately $13,001,000 for the nine months ended September 30, 2006.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the consolidated statement of operations for the nine months ended September 30, 2006 reflects the operations of Cooper’s Pond Apartments as loss from discontinued operations due to its sale on March 31, 2006.

On March 31, 2006, the Partnership sold Cooper’s Pond Apartments to a third party for a gross sale price of approximately $23,799,000.  The net proceeds realized by the Partnership were approximately $20,973,000 after the payment of closing costs and a prepayment penalty owed by the Partnership on the mortgages.  The Partnership used approximately $9,924,000 of the net proceeds to repay the mortgages encumbering the property.  The Partnership realized a gain of approximately $17,506,000 as a result of the sale for the nine months ended September 30, 2006, which is included in gain from sale of discontinued operations. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $2,158,000 as a result of the write-off of unamortized loan costs and a prepayment penalty, which is included in loss from discontinued operations.  Also included in loss from discontinued operations for the nine months ended September 30, 2006 are results of the property’s operations, a loss of approximately $103,000, including revenues of approximately $880,000.

The Partnership recognized loss from continuing operations of approximately $535,000 and $1,532,000 for the three and nine months ended September 30, 2007, respectively, compared to loss from continuing operations of approximately $600,000 and $2,244,000 for the three and nine months ended September 30, 2006, respectively.  The decrease in loss from continuing operations for the three months ended September 30, 2007 is due to an increase in total revenues partially offset by an increase in total expenses. The decrease in loss from continuing operations for the nine months ended September 30, 2007 is due to an increase in total revenues and a decrease in total expenses. The increase in total revenues for the three months ended September 30, 2007 is due to an increase in rental income. Other income remained relatively constant for the three months ended September 30, 2007. The increase in total revenues for the nine months ended September 30, 2007 is due to increases in both rental and other income.  The increase in rental income for both periods is due to increases in the average rental rates at all of the Partnership’s investment properties and occupancy at three properties, partially offset by a decrease in occupancy at Peakview Place Apartments.  The increase in other income for the nine months ended September 30, 2007 is primarily the result of increases in lease cancellation fees at all of the Partnership’s investment properties and late charges at three properties, partially offset by decreases in cleaning fees at three properties and utility reimbursements at Creekside Apartments and The Lodge Apartments.

The increase in total expenses for the three months ended September 30, 2007 is due to increases in operating, depreciation and general and administrative expenses, partially offset by a decrease in interest expense.  The decrease in total expenses for the nine months ended September 30, 2007 is due to a decrease in interest expense, partially offset by increases in operating, depreciation and general and administrative expenses. Property tax expense remained relatively constant for both the three and nine months ended September 30, 2007. The decrease in interest expense for both periods is due to a decrease in interest on advances from an affiliate as a result of a lower average advance balance, scheduled principal payments made on the mortgages encumbering the Partnership’s investment properties, which reduced the carrying balance of the loans, and an increase in interest capitalized related to construction projects at Creekside Apartments and The Lodge Apartments. The increase in depreciation expense for both periods is due to property improvements and replacements placed into service primarily at three of the Partnership’s investment properties during the past twelve months.  The increase in operating expenses for both the three and nine months ended September 30, 2007 is due to increases in repairs and maintenance expense at three properties, management fees as a result of the increase in rental income and insurance expense as a result of increased premiums at the properties, partially offset by a decrease in utility expenses at all of the Partnership’s investment properties, contract services at three properties, salaries and related benefits at Peakview Place Apartments and the recording of a liability during the nine months ended September 30, 2006 at all of the Partnership’s investment properties relating to forfeiture of unclaimed property pursuant to applicable state and local laws.

The increase in general and administrative expenses for both periods is primarily due to increases in management reimbursements to the Managing General Partner as allowed under the Partnership Agreement and professional expenses associated with the administration of the Partnership. Also included in general and administrative expenses for the three and nine months ended September 30, 2007 and 2006 are costs associated with the quarterly and annual communications with the investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

Liquidity and Capital Resources

At September 30, 2007, the Partnership had cash and cash equivalents of approximately $1,199,000, compared to approximately $541,000 at September 30, 2006.  The increase in cash and cash equivalents of approximately $242,000, from December 31, 2006, is due to approximately $1,673,000 of cash provided by operating activities, partially offset by approximately $1,269,000 and $162,000 of cash used in investing and financing activities, respectively.  Cash used in investing activities consisted of property improvements and replacements, partially offset by net receipts from escrow accounts maintained by the mortgage lenders. Cash used in financing activities consisted of payments on advances from an affiliate of the Managing General Partner, payments of principal made on the mortgages encumbering the Partnership’s properties and loan costs paid, partially offset by proceeds received from the second mortgage obtained on Peakview Place Apartments. The Partnership invests its working capital reserves in interest bearing accounts.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership.  During the nine months ended September 30, 2006, an affiliate of the Managing General Partner exceeded this credit limit and advanced the Partnership approximately $325,000 to fund the redevelopment project at The Village in the Woods Apartments (as discussed above) and approximately $542,000 to fund operating expenses and capital improvements at four of the Partnership’s investment properties.  There were no such advances during the nine months ended September 30, 2007. The redevelopment advances to The Village in the Woods Apartments accrue interest at 10% and all other advances bear interest at the prime rate plus 2% (9.75% at September 30, 2007). Interest expense for the nine months ended September 30, 2007 and 2006 was approximately $249,000 and $456,000, respectively. During the nine months ended September 30, 2007 and 2006, the Partnership made payments of approximately $2,800,000 and $9,321,000, respectively, on the advances and associated accrued interest from proceeds from the second mortgage obtained on Peakview Place Apartments (as discussed below) and from proceeds from the sale of Cooper’s Pond Apartments, respectively. At September 30, 2007, the total outstanding advances and accrued interest due to an affiliate of the Managing General Partner is approximately $841,000 and is included in due to affiliates.

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

Peakview Place Apartments

During the nine months ended September 30, 2007, the Partnership completed approximately $218,000 of capital improvements at Peakview Place Apartments, consisting primarily of interior improvements and floor covering replacement. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Creekside Apartments

During the nine months ended September 30, 2007, the Partnership completed approximately $316,000 of capital improvements at Creekside Apartments, consisting primarily of kitchen and bathroom upgrades, interior improvements, plumbing upgrades, furniture upgrades and floor covering replacement. These improvements were funded from operating cash flow and replacement reserves.  The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Lodge Apartments

During the nine months ended September 30, 2007, the Partnership completed approximately $415,000 of capital improvements at The Lodge Apartments, consisting primarily of recreation facility upgrades, major landscaping, interior improvements, heating and cooling upgrades and floor covering replacement.  These improvements were funded from operating cash flow and replacement reserves.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Village in the Woods Apartments

During the nine months ended September 30, 2007, the Partnership completed approximately $431,000 of capital improvements at The Village in the Woods Apartments consisting primarily of interior improvements, lighting, fencing, air conditioning, kitchen and bathroom upgrades and appliance and floor covering replacements.  These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership.  On August 31, 2007, the Partnership obtained a second mortgage in the principal amount of $3,250,000 on Peakview Place Apartments. The second mortgage bears interest at a fixed rate of 5.93% per annum and requires monthly payments of principal and interest of approximately $19,000 beginning on October 1, 2007 through the January 1, 2018 maturity date, with a balloon payment of approximately $2,697,000 due at maturity. If no event of default exists at maturity, the maturity date will automatically be extended for one additional year, to January 1, 2019. As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage financing. In connection with the second mortgage, loan costs of approximately $50,000 were capitalized and are included in other assets.

In connection with the new mortgage financing, the Partnership agreed to certain modifications of the existing mortgage encumbering Peakview Place Apartments. The modification of terms consisted of a fixed interest rate of 7.99% per annum, monthly payments of principal and interest of approximately $71,000 beginning October 1, 2007 through the maturity date of January 1, 2020, at which time a balloon payment of approximately $8,121,000 is due.  The previous terms consisted of a fixed interest rate of 7.99%, monthly payments of principal and interest of approximately $104,000 through the maturity date of January 1, 2020, at which time the mortgage was scheduled to be fully amortized.

The debt encumbering Creekside Apartments and The Lodge Apartments of approximately $11,870,000 matures in September 2008, at which time balloon payments totaling approximately $11,594,000 will be due. The debt encumbering The Village in the Woods Apartments, of approximately $11,564,000, matures in 2020, at which time the loan is scheduled to be fully amortized. The Managing General Partner will attempt to refinance the indebtedness encumbering Peakview Place Apartments, Creekside Apartments and The Lodge Apartments and/or sell the properties prior to their maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

There were no distributions made to the partners during the nine months ended September 30, 2007 or 2006. Future cash distributions will depend on the levels of net cash generated from operations, the timing of debt maturities, refinancings and/or property sales. The Partnership’s cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at September 30, 2007, there can be no assurance that the Partnership will generate sufficient funds from operations, after required capital improvement expenditures, to permit any distributions to its partners during 2007 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 51,859 limited partnership units (the "Units") in the Partnership representing 69.15% of the outstanding Units at September 30, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. In this regard, on October 29, 2007, an affiliate of the Managing General Partner acquired 1,002 Units, representing 1.34% of the outstanding Units through a private purchase from a third party for a purchase price of $510 per Unit. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 69.15% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, DeForest Ventures I L.P., from whom AIMCO, through its merger with Insignia Financial Group, Inc., acquired 25,833.5 (approximately 34.45%) of its Units, had agreed for the benefit of third party unitholders, that it would vote such Units: (i) against any increase in compensation payable to the General Partner and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party Unit holders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates right to vote each Unit held. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner owes fiduciary duties to both the General Partner and AIMCO as the sole stockholder of the Managing General Partner.

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

CENTURY PROPERTIES FUND XVII

By: Fox Partners
General Partner

By: Fox Capital Management Corporation
Managing General Partner

Date: November 13, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: November 13, 2007	By: /s/Stephen B. Waters
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

10.10

Multifamily Note dated August 31, 2007 between Apartment CCG 17, L.P., a California limited partnership, and Capmark Bank, a Utah industrial bank, and incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 31, 2007.

10.11

Amended and Restated Multifamily Note dated August 31, 2007 between Apartment CCG 17, L.P., a California limited partnership, and Federal Home Loan Mortgage Corporation, and incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 31, 2007.

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