Form 10KSB
period 2007-12-31
CENTURY PROPERTIES FUND XVII
filed 2008-03-31
CIK 356472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

Form 10-KSB

(Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Units of Limited Partnership Interest

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]  No[X]

State issuer's revenues for its most recent fiscal year.  $12,630,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2007.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (Check one):  Yes [ ]; No [X]

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and, in addition, will be affected by a variety of risks and factors that are beyond the Partnership’s control including, without limitation: natural disasters such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s properties and interpretations of those regulations; the competitive environment in which the Partnership operates; financing risks, including the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risks; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership.   Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto, as well as the section entitled “Risk Factors” described in Item 1 of this Annual Report and the other documents the Partnership files from time to time with the Securities and Exchange Commission.

PART I

Item 1.

Description of Business

Century Properties Fund XVII (the "Partnership" or the "Registrant") was organized in November 1981 as a California limited partnership under the Uniform Limited Partnership Act of the California Corporations Code.  Fox Partners (the “General Partner”), a California general partnership, is the general partner of the Partnership. The general partners of Fox Partners are Fox Capital Management Corporation (“FCMC” or the “Managing General Partner"), a California corporation, Fox Realty Investors ("FRI"), a California general partnership, and CPF XVII LLC.  NPI Equity Investments II Inc., a Florida Corporation ("NPI Equity"), is the general partner of FRI. FCMC and NPI Equity are affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2021, unless terminated prior to such date.

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

Risk Factors

The risk factors noted in this section and other factors noted throughout this Report describe certain risks and uncertainties that could cause the Partnership’s actual results to differ materially from those contained in any forward-looking statement.

Failure to generate sufficient net operating income may limit the Partnership’s ability to pay distributions.

The Partnership’s ability to make distributions to its investors depends on its ability to generate net operating income in excess of required debt payments and capital expenditure requirements. Net operating income may be adversely affected by events or conditions beyond the Partnership’s control, including:

•

the general economic climate;

•

competition from other apartment communities and other housing options;

•

local conditions, such as loss of jobs or an increase in the supply of apartments, that might adversely affect apartment occupancy or rental rates;

•

changes in governmental regulations and the related cost of compliance;

•

increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents;

•

changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multifamily housing; and

•

changes in interest rates and the availability of financing.

The Partnership’s existing and future debt financing could render it unable to operate, result in foreclosure on its properties or prevent it from making distributions on its equity.

The Partnership’s strategy is generally to incur debt to increase the return on its equity while maintaining acceptable interest coverage ratios. Payments of principal and interest may leave the Partnership with insufficient cash resources to operate its properties or pay distributions.  The Partnership is also subject to the risk that its cash flow from operations will be insufficient to make required payments of principal and interest, and the risk that existing indebtedness may not be refinanced or that the terms of any refinancing will not be as favorable as the terms of existing indebtedness. If the Partnership fails to make required payments of principal and interest on secured debt, its lenders could foreclose on the properties securing such debt, which would result in loss of income and asset value to the Partnership.

Competition could limit the Partnership’s ability to lease apartments or increase or maintain rents.

The Partnership’s apartment properties compete for residents with other housing alternatives, including other rental apartments, condominiums and single-family homes that are available for rent, as well as new and existing condominiums and single-family homes for sale. Competitive residential housing in such market area could adversely affect the Partnership’s ability to lease apartments and to increase or maintain rental rates.

Laws benefiting disabled persons may result in the Partnership’s incurrence of unanticipated expenses.

Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990, to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership’s properties, or restrict renovations of the properties. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Partnership believes that its properties are substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

Potential liability or other expenditures associated with potential environmental contamination may be costly.

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of properties, the Partnership could potentially be liable for environmental liabilities or costs associated with its properties.

Moisture infiltration and resulting mold remediation may be costly.

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

Item 2.

Description of Properties

The following table sets forth the Partnership's investments in properties:

Date of
Property	Purchase	Type of Ownership	Use

Peakview Place Apartments	09/82	Fee ownership subject	Apartment
Englewood, Colorado		to first and second	296 units
mortgages (1)

Creekside Apartments	10/82	Fee ownership subject	Apartment
Denver, Colorado		to first mortgage (1)	328 units

Hampden Heights Apartments	10/82	Fee ownership subject	Apartment
(formerly known as The Lodge		to first mortgage (1)	376 units
Apartments)
Denver, Colorado

The Village in the Woods	10/82	Fee ownership subject	Apartment
Apartments		to first mortgage	530 units
Cypress, Texas

(1)

Property is owned by a limited partnership or limited liability corporation in which the Partnership holds a 100% interest.

Schedule of Properties

Set forth below for each of the Partnership’s properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

	Gross
	Carrying	Accumulated	Depreciable	Method of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)
Peakview Place Apartments	$22,412	$16,793	5-30 yrs	S/L	$ 2,795
Creekside Apartments	13,859	9,370	5-30 yrs	S/L	3,513
Hampden Heights Apartments
(formerly known as The
Lodge Apartments)	16,251	10,853	5-30 yrs	S/L	4,149
The Village in the Woods
Apartments	24,250	14,138	5-30 yrs	S/L	8,141
	$76,772	$51,154			$18,598

See "Note A – Organization and Summary of Significant Accounting Policies" to the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.

	Principal				Principal
	Balance At				Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2007	Rate (1)	Amortized	Date	Maturity (2)
	(in thousands)				(in thousands)

Peakview Place Apartments
1st mortgage	$ 9,728	7.99%	30 years	01/01/20	$ 8,121
2nd mortgage	3,240	5.93%	30 years	01/01/18	2,697
Creekside Apartments	5,600	6.43%	30 years	09/01/08	5,501
Hampden Heights Apartments
(formerly known as The
Lodge Apartments)	6,203	6.43%	30 years	09/01/08	6,093
The Village in the
Woods Apartments	11,431	8.56%	20 years	02/01/20	--
	$36,202				$22,412

(1)

Fixed rate mortgages.

(2)

See “Note B – Mortgage Notes Payable” to the consolidated financial statements included in "Item 7. Financial Statements" for information with respect to the Partnership's ability to prepay these loans and other specific details about the loans.

On August 31, 2007, the Partnership obtained a second mortgage in the principal amount of $3,250,000 on Peakview Place Apartments. The second mortgage bears interest at a fixed rate of 5.93% per annum and requires monthly payments of principal and interest of approximately $19,000 beginning on October 1, 2007 through the January 1, 2018 maturity date, with a balloon payment of approximately $2,697,000 due at maturity. If no event of default exists at maturity, the maturity date will automatically be extended for one additional year, to January 1, 2019. As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage financing. In connection with obtaining the second mortgage, loan costs of approximately $58,000 were capitalized.

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

Schedule of Rental Rates and Occupancy

Average annual rental rates and occupancy for 2007 and 2006 for each property are as follows:

	Average Annual		Average Annual
	Rental Rates		Occupancy
	(per unit)
Property	2007	2006	2007	2006

Peakview Place Apartments	$ 8,965	$ 8,682	96%	97%
Creekside Apartments	6,994	6,755	97%	96%
Hampden Heights Apartments
(formerly known as The
Lodge Apartments)	6,404	5,996	97%	96%
The Village in the Woods
Apartments (1)	8,030	7,675	95%	91%

(1)

The Managing General Partner attributes the increase in occupancy at The Village in the Woods Apartments to increased curb appeal as a result of the completion of a redevelopment project at the property in 2006 and improved economic conditions in the Houston area.

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

Real Estate Taxes and Rates

Real estate taxes and rates in 2007 for each property were as follows:

	2007	2007
	Billing	Rate
	(in thousands)

Peakview Place Apartments	$136	9.03%
Creekside Apartments	99	6.69%
Hampden Heights Apartments
(formerly known as The Lodge
Apartments)	96	6.69%
The Village in the Woods
Apartments	337	2.40%

Capital Improvements

Peakview Place Apartments

During the year ended December 31, 2007, the Partnership completed approximately $446,000 of capital improvements at Peakview Place Apartments, consisting primarily of interior and exterior improvements, parking area resurfacing, sewer upgrades and water heater, air conditioning unit and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Creekside Apartments

During the year ended December 31, 2007, the Partnership completed approximately $519,000 of capital improvements at Creekside Apartments, consisting primarily of heating and plumbing upgrades, furniture upgrades, kitchen and bathroom upgrades, interior and exterior improvements and water heater and floor covering replacements.  These improvements were funded from operating cash flow and replacement reserves.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Hampden Heights Apartments (formerly known as The Lodge Apartments)

During the year ended December 31, 2007, the Partnership completed approximately $814,000 of capital improvements at Hampden Heights Apartments, consisting primarily of recreation facility upgrades, major landscaping, furniture upgrades, interior improvements, heating and air conditioning upgrades and floor covering replacement.  These improvements were funded from operating cash flow and replacement reserves.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Village in the Woods Apartments

During the year ended December 31, 2007, the Partnership completed approximately $665,000 of capital improvements at The Village in the Woods Apartments, consisting primarily of interior and exterior improvements, exterior lighting, sprinkler system improvements, fencing, air conditioning, kitchen and bathroom upgrades and appliance, water heater and floor covering replacements.  These improvements were funded from operating cash flow. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing.  Appellant has until April 1, 2008 to file a Petition for Review with the California Supreme Court.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

Item 4.

Submission of Matters to a Vote of Security Holders

The Unit holders of the Registrant did not vote on any matter through the solicitation of proxies or otherwise during the quarter ended December 31, 2007.

PART II

Item 5.

Market for the Partnership's Equity and Related Partner Matters

The Partnership, a publicly held limited partnership, sold 75,000 units of limited partnership interest (the "Units") aggregating $75,000,000 during its offering period. The Partnership currently has 75,000 Units outstanding and 2,427 Limited Partners of record.  Affiliates of the Managing General Partner owned 52,861 Units or 70.48% at December 31, 2007.  No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

There were no distributions made to the partners during the years ended December 31, 2007 or 2006. Future cash distributions will depend on the levels of net cash generated from operations, the timing of debt maturities, refinancings and/or property sales. The Partnership currently expects to refinance the mortgages encumbering Creekside Apartments and Hampden Heights Apartments (formerly known as The Lodge Apartments) prior to their September 2008 maturity date. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital improvement expenditures, to permit any distributions to its partners in 2008 or subsequent periods. See “Item 2. Description of Properties – Capital Improvements” for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 52,861 Units in the Partnership representing 70.48% of the outstanding Units at December 31, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 70.48% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, DeForest Ventures I L.P., from whom AIMCO, through its merger with Insignia Financial Group, Inc., acquired 25,833.5 (approximately 34.45%) of its Units, had agreed for the benefit of third party unitholders, that it would vote such Units: (i) against any increase in compensation payable to the General Partner; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party Unit holders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates’ right to vote each Unit held. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner owes fiduciary duties to both the General Partner and AIMCO as the sole stockholder of the Managing General Partner.

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

Results of Operations

The Partnership realized net loss of approximately $1,890,000 for the year ended December 31, 2007, compared to net income of approximately $12,530,000 for the year ended December 31, 2006. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the consolidated statement of operations included in “Item 7. Financial Statements” for the year ended December 31, 2006 reflects the operations of Cooper’s Pond Apartments as loss from discontinued operations due to its sale on March 31, 2006.

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

The Partnership recognized loss from continuing operations of approximately $1,890,000 for the year ended December 31, 2007, compared to loss from continuing operations of approximately $2,715,000 for the year ended December 31, 2006.  The decrease in loss from continuing operations is due to an increase in total revenues and a decrease in total expenses.  The increase in total revenues is due to increases in both rental and other income.  The increase in rental income is due to increases in the average rental rate at all of the Partnership’s investment properties and occupancy at three properties, partially offset by a decrease in occupancy at Peakview Place Apartments. The increase in other income is primarily a result of increases in lease cancellation fees at all of the Partnership’s investment properties and late charges at Peakview Place Apartments and Creekside Apartments.

The decrease in total expenses is due to decreases in interest and property tax expenses, partially offset by increases in operating, depreciation, and general and administrative expenses. The decrease in interest expense is primarily due to decreases in interest on advances from an affiliate of the Managing General Partner as a result of a lower average outstanding advance balance and mortgage interest as a result of scheduled principal payments made on the existing mortgages encumbering the Partnership’s investment properties, which reduced the carrying balance of the loans. The decrease in interest expense was partially offset by a higher debt balance as a result of the second mortgage obtained on Peakview Place Apartments in 2007 (as discussed in “Liquidity and Capital Resources”). The decrease in property tax expense is primarily due to a decrease in the tax rate at The Village in the Woods Apartments. The increase in operating expenses is due to increases in management fees as a result of the increase in rental income, insurance expense as a result of increased premiums at all of the Partnership’s investment properties, and legal fees associated with the settlement of a minor vendor dispute at The Village in the Woods Apartments, partially offset by decreases in salaries and related benefits at Peakview Place Apartments and utilities at all of the Partnership’s investment properties. The increase in depreciation expense is primarily due to property improvements and replacements placed into service primarily at three of the Partnership’s investment properties during the past twelve months.

The increase in general and administrative expenses is primarily due to increases in costs associated with the modification of the first mortgage encumbering Peakview Place Apartments and professional expenses associated with the administration of the Partnership. Also included in general and administrative expenses for the years ended December 31, 2007 and 2006 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with the investors and regulatory agencies and the annual audit required by the Partnership Agreement.

In April 2005, the Managing General Partner began a major redevelopment project at The Village in the Woods Apartments. The property had difficulty staying competitive and needed to be updated.  Therefore, in an effort to increase occupancy and become competitive in the local market, a significant redevelopment project was completed in July 2006 at a total cost of approximately $5,166,000.  During 2005, certain expenses were capitalized and are being depreciated over the remaining life of the property.  No such costs were capitalized during the year ended December 31, 2006.

Liquidity and Capital Resources

At December 31, 2007, the Partnership had cash and cash equivalents of approximately $380,000, compared to approximately $957,000 at December 31, 2006.  The decrease in cash and cash equivalents of approximately $577,000 is due to approximately $2,160,000 and $926,000 of cash used in investing and financing activities, respectively, partially offset by approximately $2,509,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements, partially offset by net receipts from escrow accounts maintained by the mortgage lenders.  Cash used in financing activities consisted of payments on advances from an affiliate of the Managing General Partner, payments of principal made on the mortgages encumbering the Partnership’s investment properties and loan costs paid, partially offset by proceeds received from the second mortgage obtained on Peakview Place Apartments.  The Partnership invests its working capital reserves in interest bearing accounts.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership.  During the year ended December 31, 2006, AIMCO Properties, L.P. exceeded this credit limit and advanced the Partnership approximately $325,000 to fund the redevelopment project at The Village in the Woods Apartments (as discussed above) and approximately $542,000 to fund operating expenses and capital improvements at four of the Partnership’s investment properties. There were no such advances during the year ended December 31, 2007.  The redevelopment advances to The Village in the Woods Apartments accrued interest at 10%. All other advances bear interest at the prime rate plus 2% (9.25% at December 31, 2007).  Interest expense for the years ended December 31, 2007 and 2006 was approximately $267,000 and $542,000, respectively. During the years ended December 31, 2007 and 2006, the Partnership made payments of approximately $3,350,000 and $9,321,000, respectively, on the advances and associated accrued interest from proceeds from the second mortgage obtained on Peakview Apartments (as discussed below) and cash from operations and proceeds from the sale of Cooper’s Pond Apartments, respectively. At December 31, 2007, the total outstanding advances and accrued interest due to AIMCO Properties, L.P. is approximately $309,000 and is included in due to affiliates on the consolidated balance sheet included in “Item 7. Financial Statements”. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to December 31, 2007, AIMCO Properties, L.P. advanced approximately $248,000 to pay real estate taxes at The Village in the Woods Apartments.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. The Partnership regularly evaluates the capital improvement needs of the properties. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008. Such capital expenditures will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. On August 31, 2007, the Partnership obtained a second mortgage in the principal amount of $3,250,000 on Peakview Place Apartments. The second mortgage bears interest at a fixed rate of 5.93% per annum and requires monthly payments of principal and interest of approximately $19,000 beginning on October 1, 2007 through the January 1, 2018 maturity date, with a balloon payment of approximately $2,697,000 due at maturity. If no event of default exists at maturity, the maturity date will automatically be extended for one additional year, to January 1, 2019. As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage financing. In connection with obtaining the second mortgage, loan costs of approximately $58,000 were capitalized and are included in other assets on the consolidated balance sheet included in “Item 7. Financial Statements”.

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

The debt encumbering Creekside Apartments and Hampden Heights Apartments (formerly known as The Lodge Apartments) of approximately $11,803,000 matures in September 2008, at which time balloon payments totaling approximately $11,594,000 will be due. The debt encumbering The Village in the Woods Apartments of approximately $11,431,000 matures in 2020, at which time the loan is scheduled to be fully amortized. The Managing General Partner will attempt to refinance the indebtedness encumbering Peakview Place Apartments, Creekside Apartments and Hampden Heights Apartments and/or sell the properties prior to their maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

There were no distributions made to the partners during the years ended December 31, 2007 or 2006. Future cash distributions will depend on the levels of net cash generated from operations, the timing of debt maturities, refinancings and/or property sales. The Partnership currently expects to refinance the mortgages encumbering Creekside Apartments and Hampden Heights Apartments (formerly known as The Lodge Apartments) prior to their September 2008 maturity date. The Partnership’s cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital improvement expenditures, to permit any distributions to its partners in 2008 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 52,861 Units in the Partnership representing 70.48% of the outstanding Units at December 31, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 70.48% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, DeForest Ventures I L.P., from whom AIMCO, through its merger with Insignia Financial Group, Inc., acquired 25,833.5 (approximately 34.45%) of its Units, had agreed for the benefit of third party unitholders, that it would vote such Units: (i) against any increase in compensation payable to the General Partner; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party Unit holders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates’ right to vote each Unit held. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner owes fiduciary duties to both the General Partner and AIMCO as the sole stockholder of the Managing General Partner.

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

Financial Statements

CENTURY PROPERTIES FUND XVII

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet - December 31, 2007

Consolidated Statements of Operations - Years ended December 31, 2007 and 2006

Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2007 and 2006

Consolidated Statements of Cash Flows - Years ended December 31, 2007 and 2006

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Century Properties Fund XVII

We have audited the accompanying consolidated balance sheet of Century Properties Fund XVII as of December 31, 2007, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2007.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Properties Fund XVII at December 31, 2007, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 28, 2008

CENTURY PROPERTIES FUND XVII

CONSOLIDATED BALANCE SHEET

(in thousands, except unit data)

December 31, 2007

Assets
Cash and cash equivalents		$ 380
Receivables and deposits		819
Restricted escrows		117
Other assets		518
Investment properties (Notes B, E, and F):
Land	$ 5,763
Buildings and related personal property	71,009
	76,772
Less accumulated depreciation	(51,154)	25,618

		$ 27,452
Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 408
Tenant security deposit liabilities		394
Accrued property taxes		680
Other liabilities		573
Due to affiliates (Note D)		309
Mortgage notes payable (Note B)		36,202

Partners' Deficit
General partner	$ (7,986)
Limited partners (75,000 units issued and
outstanding)	(3,128)	(11,114)

		$ 27,452

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVII

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

	Years Ended
	December 31,
	2007	2006
Revenues:
Rental income	$11,053	$10,363
Other income	1,577	1,494
Total revenues	12,630	11,857

Expenses:
Operating	6,015	5,937
General and administrative	464	418
Depreciation	4,468	4,296
Interest	2,901	3,220
Property taxes	672	701
Total expenses	14,520	14,572

Loss from continuing operations	(1,890)	(2,715)
Loss from discontinued operations (Notes A and F)	--	(2,261)
Gain from sale of discontinued operations (Note F)	--	17,506
Net (loss) income (Note C)	$(1,890)	$12,530

Net (loss) income allocated to general partner	$ (223)	$ 1,743
Net (loss) income allocated to limited partners	(1,667)	10,787
	$(1,890)	$12,530
Per limited partnership unit:
Loss from continuing operations	$(22.23)	$(31.91)
Loss from discontinued operations	--	(26.59)
Gain from sale of discontinued operations	--	202.33
Net (loss) income	$(22.23)	$143.83

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVII

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	75,000	$ --	$ 75,000	$ 75,000

Partners' deficit at
December 31, 2005	75,000	$(9,506)	$(12,248)	$(21,754)

Net income for the year ended
December 31, 2006	--	1,743	10,787	12,530

Partners' deficit at
December 31, 2006	75,000	(7,763)	(1,461)	(9,224)

Net loss for the year ended
December 31, 2007	--	(223)	(1,667)	(1,890)

Partners' deficit at
December 31, 2007	75,000	$(7,986)	$ (3,128)	$(11,114)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVII

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended
	December 31,
	2007	2006
Cash flows from operating activities:
Net (loss) income	$ (1,890)	$12,530
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Gain from sale of discontinued operations	--	(17,506)
Depreciation	4,468	4,488
Amortization of loan costs	44	53
Loss on early extinguishment of debt	--	2,158
Change in accounts:
Receivables and deposits	(123)	85
Other assets	(20)	57
Accounts payable	(26)	(45)
Tenant security deposit liabilities	100	(30)
Accrued property taxes	(12)	(9)
Other liabilities	79	(232)
Due to affiliates	(111)	(961)
Net cash provided by operating activities	2,509	588
Cash flows from investing activities:
Property improvements and replacements	(2,197)	(3,028)
Net receipts from restricted escrows	37	289
Net proceeds from sale of discontinued operations	--	20,973
Net cash (used in) provided by investing
activities	(2,160)	18,234
Cash flows from financing activities:
Payments on mortgage notes payable	(1,146)	(1,163)
Repayment of mortgage notes payable	--	(9,924)
Proceeds from mortgage note payable	3,250	--
Loan costs paid	(58)	--
Payments on advances from affiliate	(2,972)	(8,090)
Advances from affiliate	--	867
Net cash used in financing activities	(926)	(18,310)
Net (decrease) increase in cash and cash equivalents	(577)	512
Cash and cash equivalents at beginning of year	957	445
Cash and cash equivalents at end of year	$ 380	$ 957
Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 2,959	$ 4,162
Supplemental disclosure of non-cash activity:
Property improvements and replacements included
in accounts payable	$ 275	$ 28

At December 31, 2005, approximately $168,000 of property improvements and replacements were included in accounts payable and are included in property improvements and replacements for the year ended December 31, 2006.

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVII

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

Note A - Organization and Summary of Significant Accounting Policies

Organization: Century Properties Fund XVII (the "Partnership" or the "Registrant") is a California limited partnership organized in November 1981 to acquire and operate residential apartment complexes. The Partnership currently owns four residential apartment complexes, three of which are located in Colorado and one is located in Texas.  Fox Partners (the “General Partner”), a California general partnership, is the general partner of the Partnership. The general partners of Fox Partners are Fox Capital Management Corporation (“FCMC” or the "Managing General Partner"), Fox Realty Investors ("FRI"), and CPF XVII LLC. NPI Equity Investments II, Inc., a Florida corporation ("NPI Equity"), is the general partner of FRI. FCMC and NPI Equity are affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2021 unless terminated prior to such date.

Basis of Presentation: In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated statement of operations for the year ended December 31, 2006 reflects the operations of Cooper’s Pond Apartments as loss from discontinued operations due to its sale on March 31, 2006 (as discussed in “Note F”).

Principles of Consolidation: The financial statements include all the accounts of the Partnership and Apartment CCG 17, L.P., which owns Peakview Place Apartments, Apartment Creek 17, LLC, which owns Creekside Apartments and Apartment Lodge 17, LLC, which owns Hampden Heights Apartments (formerly known as The Lodge Apartments). The Partnership ultimately holds 100% interest in Apartment CCG 17, L.P., Apartment Creek 17, LLC, and Apartment Lodge 17, LLC. All intra-entity balances have been eliminated.

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

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the apartment properties and related personal property. For Federal income tax purposes, the modified accelerated cost recovery method is used for depreciation of (1) real property over 27 1/2 years and (2) personal property additions over 5 years.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks.  At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $256,000 at December 31, 2007 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits:  The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged the space and is current on rental payments.

Replacement Reserves: A replacement reserve account was established in 1998 with the refinancing proceeds for Creekside Apartments and Hampden Heights Apartments (formerly known as The Lodge Apartments). These funds were established to complete listed repairs and replacements. The total reserve account balance at December 31, 2007 is approximately $117,000, which includes interest.

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

Deferred Costs: Loan costs of approximately $584,000, less accumulated amortization of approximately $396,000, are included in other assets on the accompanying consolidated balance sheet.  The loan costs are amortized over the terms of the related loan agreements. Amortization of loan costs for the years ended December 31, 2007 and 2006 was approximately $44,000 and $53,000, respectively, and is included in interest expense and loss from discontinued operations. Amortization expense is expected to be approximately $41,000 for 2008, $20,000 for 2009, $19,000 for 2010, $18,000 for 2011 and $17,000 for 2012.

Leasing commissions and other direct costs incurred in connection with successful leasing efforts are deferred and amortized over the terms of the related leases.  Amortization of these costs is included in operating expenses and loss from discontinued operations.

Investment Properties:  Investment properties consist of four apartment complexes and are stated at cost.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress in accordance with SFAS No. 34, “Capitalization of Interest Costs”, and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.”  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  During the year ended December 31, 2007, the Partnership capitalized interest of approximately $35,000 and property taxes of approximately $1,000.  During the year ended December 31, 2006, the Partnership capitalized interest of approximately $21,000. Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2007 and 2006.

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments, including the mortgages encumbering Creekside Apartments and Hampden Heights Apartments (formerly known as The Lodge Apartments). The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term long-term debt. The fair value of the Partnership's long term debt at the Partnership’s incremental borrowing rate is approximately $26,209,000.

Segment Reporting: SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment.

Advertising Costs: Advertising costs of approximately $302,000 and $342,000 for the years ended December 31, 2007 and 2006, respectively, were charged to expense as incurred and are included in operating expenses and loss from discontinued operations.

Use of Estimates: The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Recent Accounting Pronouncements: In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy.  In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which deferred the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008.  The provisions of SFAS No. 157 are applicable to recurring fair value measurements of financial assets and liabilities for fiscal years beginning after November 15, 2007, which for the Partnership is generally limited to annual disclosures required by SFAS No. 107.  The Partnership is in the process of implementing SFAS No. 157; however, it has not completed its evaluation and thus has not yet determined the effect that SFAS No. 157 will have on the Partnership’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Partnership adopted SFAS No. 159 on January 1, 2008, and at that time did not elect the fair value option for any of its financial instruments or other items within the scope of SFAS No. 159.

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

In June 2007, the American Institute of Certified Public Accountants (the “AICPA”) issued Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” ("SOP 07-1").  SOP 07-1 provides guidance for determining whether the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” are required to be applied to an entity by clarifying the definition of an investment company and, whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary, or by an investor in the application of the equity method of accounting to an investment company investee.  In February 2008, the FASB issued FASB Staff Position SOP 07-1-1 that indefinitely defers the effective date of SOP 07-1.

Note B - Mortgage Notes Payable

The terms of the mortgage notes payable are as follows:

	Principal	Monthly			Principal
	Balance At	Payment			Balance
	December 31,	Including	Interest	Maturity	Due At
Property	2007	Interest	Rate (1)	Date	Maturity
	(in thousands)				(in thousands)

Peakview Place Apartments
1st mortgage	$ 9,728	$ 71	7.99%	01/01/20	$ 8,121
2nd mortgage	3,240	19	5.93%	01/01/18	2,697
Creekside Apartments	5,600	41	6.43%	09/01/08	5,501
Hampden Heights Apartments
(formerly known as The
Lodge Apartments)	6,203	45	6.43%	09/01/08	6,093
The Village in the
Woods Apartments	11,431	126	8.56%	02/01/20	--
	$36,202	$ 302			$22,412

(1)

Fixed rate mortgages.

On August 31, 2007, the Partnership obtained a second mortgage in the principal amount of $3,250,000 on Peakview Place Apartments. The second mortgage bears interest at a fixed rate of 5.93% per annum and requires monthly payments of principal and interest of approximately $19,000 beginning on October 1, 2007 through the January 1, 2018 maturity date, with a balloon payment of approximately $2,697,000 due at maturity. If no event of default exists at maturity, the maturity date will automatically be extended for one additional year, to January 1, 2019. As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage financing. In connection with obtaining the second mortgage, loan costs of approximately $58,000 were capitalized and are included in other assets.

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

Scheduled principal payments on the mortgage notes payable subsequent to December 31, 2007 are as follows (dollar amounts in thousands):

2008	$12,487
2009	743
2010	808
2011	878
2012	952
Thereafter	20,334
$36,202

Note C - Income Taxes

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership.

The following is a reconciliation of reported net (loss) income and Federal taxable (loss) income (in thousands, except per unit data):

	2007	2006
Net (loss) income as reported	$(1,890)	$12,530
Add (deduct):
Depreciation differences	1,732	1,124
Other	16	(46)
Gain on sale of property	--	2,047
Interest expense	(138)	(138)
Federal taxable (loss) income	$ (280)	$15,517

Federal taxable (loss) income per
limited partnership unit	$ (3.29)	$181.95

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

Net liabilities as reported	$(11,114)
Land and buildings	5,868
Accumulated depreciation	(12,888)
Syndication and distribution costs	2,644
Original issue discount	2,687
Deferred sales commission	6,675
Other	309
Net liabilities - Federal tax basis	$ (5,819)

Note D - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership’s properties as compensation for providing property management services. The Partnership was charged by affiliates approximately $626,000 and $624,000 for the years ended December 31, 2007 and 2006, respectively, which are included in operating expenses and loss from discontinued operations.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $367,000 and $365,000 for the years ended December 31, 2007 and 2006, respectively, which are included in investment properties, general and administrative expenses and gain from sale of discontinued operations.  The portion of these reimbursements included in investment properties and gain from sale of discontinued operations for the years ended December 31, 2007 and 2006 are construction management services provided by an affiliate of the Managing General Partner of approximately $164,000 and $167,000, respectively.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. There were no Partnership management fees paid during the years ended December 31, 2007 or 2006, as there were no distributions from operations.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership.  During the year ended December 31, 2006, AIMCO Properties, L.P. exceeded this credit limit and advanced the Partnership approximately $325,000 to fund the redevelopment project at The Village in the Woods Apartments (as discussed above) and approximately $542,000 to fund operating expenses and capital improvements at four of the Partnership’s investment properties. There were no such advances during the year ended December 31, 2007.  The redevelopment advances to The Village in the Woods Apartments accrued interest at 10%. All other advances bear interest at the prime rate plus 2% (9.25% at December 31, 2007).  Interest expense for the years ended December 31, 2007 and 2006 was approximately $267,000 and $542,000, respectively. During the years ended December 31, 2007 and 2006, the Partnership made payments of approximately $3,350,000 and $9,321,000, respectively, on the advances and associated accrued interest from proceeds from the second mortgage obtained on Peakview Apartments (as discussed below) and cash from operations and proceeds from the sale of Cooper’s Pond Apartments, respectively. At December 31, 2007, the total outstanding advances and accrued interest due to AIMCO Properties, L.P. is approximately $309,000 and is included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to December 31, 2007, AIMCO Properties, L.P. advanced approximately $248,000 to pay real estate taxes at The Village in the Woods Apartments.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2007 and 2006, the Partnership was charged by AIMCO and its affiliates approximately $314,000 and $363,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 52,861 units of limited partnership interest (the “Units”) in the Partnership representing 70.48% of the outstanding Units at December 31, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 70.48% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, DeForest Ventures I L.P., from whom AIMCO, through its merger with Insignia Financial Group, Inc., acquired 25,833.5 (approximately 34.45%) of its Units, had agreed for the benefit of third party unitholders, that it would vote such Units: (i) against any increase in compensation payable to the General Partner; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party Unit holders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates’ right to vote each Unit held. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner owes fiduciary duties to both the General Partner and AIMCO as the sole stockholder of the Managing General Partner.

Note E – Investment Properties and Accumulated Depreciation

		Initial Cost
		To Partnership
		(in thousands)

			Buildings	Net Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)

Peakview Place Apartments	$12,968	$ 1,320	$11,879	$ 9,213
Creekside Apartments	5,600	1,366	7,307	5,186
Hampden Heights Apartments
(formerly known as The
Lodge Apartments)	6,203	1,575	8,580	6,096
The Village in the Woods
Apartments	11,431	2,852	20,915	483
Total	$36,202	$ 7,113	$48,681	$20,978

	Gross Amount At Which Carried
	At December 31, 2007
	(in thousands)

		Buildings
		And Related			Year of
		Personal		Accumulated	Construc-	Date	Depreciable
Description	Land	Property	Total	Depreciation	tion	Acquired	Life
				(in thousands)
Peakview Place
Apartments	$ 1,320	$21,092	$22,412	$16,793	1979	9/82	5-30 yrs
Creekside
Apartments	1,366	12,493	13,859	9,370	1974	10/82	5-30 yrs
Hampden Heights
Apartments
(formerly known
as The Lodge
Apartments)	1,577	14,674	16,251	10,853	1974	10/82	5-30 yrs
The Village in
the Woods
Apartments	1,500	22,750	24,250	14,138	1983	10/82	5-30 yrs
Total	$ 5,763	$71,009	$76,772	$51,154

In April 2005, the Managing General Partner began a major redevelopment project at The Village in the Woods Apartments. The property had difficulty staying competitive and needed to be updated.  Therefore, in an effort to increase occupancy and become competitive in the local market, a significant redevelopment project was completed in July 2006 at a total cost of approximately $5,166,000.  During 2005, certain expenses were capitalized and are being depreciated over the remaining life of the property.  No such costs were capitalized during the year ended December 31, 2006.

Reconciliation of "investment properties and accumulated depreciation":

	Years Ended December 31,
	2007	2006
Investment Properties	(in thousands)
Balance at beginning of year	$74,328	$89,335
Property improvements	2,444	2,888
Disposal of property	--	(17,895)
Balance at end of year	$76,772	$74,328

Accumulated Depreciation
Balance at beginning of year	$46,686	$54,696
Additions charged to expense	4,468	4,488
Disposal of property	--	(12,498)
Balance at end of year	$51,154	$46,686

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2007 and 2006 is approximately $82,640,000 and $80,341,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2007 and 2006 is approximately $64,042,000 and $61,306,000, respectively.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing.  Appellant has until April 1, 2008 to file a Petition for Review with the California Supreme Court.

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

ITEM 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A.

Controls and Procedures

(a)

Disclosure Controls and Procedures

The Partnership’s management, with the participation of the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

The Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the principal executive and principal financial officers of the Managing General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, and effected by the Partnership’s management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•

pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of the Partnership’s management; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2007.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2007, the Partnership’s internal control over financial reporting is effective.

This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to the attestation by the Partnership’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only management’s report in this annual report.

(b)

Changes in Internal Control Over Financial Reporting.

There have been no significant changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 8B.

Other Information

On March 27, 2008, AIMCO announced that Scott W. Fordham, Senior Vice President and Chief Accounting Officer of AIMCO and the Managing General Partner, has announced his resignation.  Mr. Fordham has chosen to leave AIMCO to return to Texas to pursue an opportunity as chief accounting officer with an office REIT led by Tom August, the former CEO of Prentiss Properties Trust (“Prentiss”), with whom Mr. Fordham served as senior vice president and chief accounting officer prior to Prentiss’s 2006 merger with Brandywine Realty Trust.

Mr. Fordham will remain with AIMCO through the first quarter close in order to ensure an orderly transition.

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Century Properties Fund XVII (the "Partnership" or the "Registrant") has no directors or officers. Fox Partners (the “General Partner”), a California general partnership, is the general partner of the Partnership. The general partners of Fox Partners are Fox Capital Management Corporation (“FCMC” or the "Managing General Partner"), Fox Realty Investors ("FRI"), and CPF XVII LLC. The names and ages of, as well as the positions and offices held by, the directors and officers of the Managing General Partner are set forth below. There are no family relationships between or among any directors or officers.

Name	Age	Position

Martha L. Long	48	Director and Senior Vice President
Harry G. Alcock	45	Director and Executive Vice President
Timothy Beaudin	49	Executive Vice President and Chief Development Officer
Lisa R. Cohn	39	Executive Vice President, General Counsel and Secretary
Patti K. Fielding	44	Executive Vice President – Securities and Debt; Treasurer
Thomas M. Herzog	45	Executive Vice President and Chief Financial Officer
Scott W. Fordham	40	Senior Vice President and Chief Accounting Officer
Stephen B. Waters	46	Vice President

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

Harry G. Alcock was appointed as a Director of the Managing General Partner in October 2004 and was appointed Executive Vice President of the Managing General Partner in February 2004 and has been Executive Vice President of AIMCO since October 1999.  Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as Senior Vice President from October 1997 to October 1999. Mr. Alcock focuses on transactions related to AIMCO’s portfolio of properties in the western portion of the United States.

Timothy Beaudin was appointed Executive Vice President and Chief Development Officer of the Managing General Partner and AIMCO in October 2005.  Prior to this time, beginning in 1995, Mr. Beaudin was with Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

Lisa R. Cohn was appointed Executive Vice President, General Counsel and Secretary of the Managing General Partner and AIMCO in December 2007.  From January 2004 to December 2007, Ms. Cohn served as Senior Vice President and Assistant General Counsel of AIMCO.  Ms. Cohn joined AIMCO in July 2002 as Vice President and Assistant General Counsel.  Prior to joining AIMCO, Ms. Cohn was in private practice with the law firm of Hogan and Hartson LLP.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the Managing General Partner in February 2004 and of AIMCO in February 2003.  Ms. Fielding was appointed Treasurer of AIMCO and the Managing General Partner in January 2005.  Ms. Fielding is responsible for debt financing and the treasury department.  Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003.  Ms. Fielding joined AIMCO in February 1997 as a Vice President.

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

Scott W. Fordham was appointed Senior Vice President and Chief Accounting Officer in January 2007 of the Managing General Partner and AIMCO. Prior to joining AIMCO, Mr. Fordham served as Vice President and Chief Accounting Officer of Brandywine Realty Trust from January 2006 through December 2006. Prior to the merger of Prentiss Properties Trust with Brandywine Realty Trust, Mr. Fordham served as Senior Vice President and Chief Accounting Officer of Prentiss Properties Trust and was in charge of the corporate accounting and financial reporting groups. Prior to joining Prentiss Properties Trust in 1992, Mr. Fordham worked in public accounting with PricewaterhouseCoopers LLP.

Stephen B. Waters was appointed Vice President of the Managing General Partner and AIMCO in April 2004.  Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999.  Mr. Waters has responsibility for partnership accounting with AIMCO and serves as the principal financial officer of the Managing General Partner.

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

Item 10.

Executive Compensation

Neither the directors nor the officers of the Managing General Partner received any remuneration from the Partnership during the year ended December 31, 2007.

Item 11.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding units of limited partnership interest (the “Units”) of the Registrant owned by each person who is known by the Registrant to own beneficially or exercise voting or dispositive control over more than 5% of the Registrant's Units, by each of the directors and by the directors and officers of the Managing General Partner as a group as of December 31, 2007.

	Amount and nature of	%
Name of Beneficial Owner	Beneficial Owner	of Units

AIMCO IPLP, L.P.	25,833.50	34.45%
(an affiliate of AIMCO)
Fox Capital Management Corporation	100.00	0.13%
(an affiliate of AIMCO)
IPLP Acquisition I LLC	3,369.50	4.49%
(an affiliate of AIMCO)
AIMCO Properties, L.P.	23,558.00	31.41%
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

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership’s properties as compensation for providing property management services. The Partnership was charged by affiliates approximately $626,000 and $624,000 for the years ended December 31, 2007 and 2006, respectively, which are included in operating expenses and loss from discontinued operations on the consolidated statements of operations included in “Item 7. Financial Statements”.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $367,000 and $365,000 for the years ended December 31, 2007 and 2006, respectively, which are included in investment properties, general and administrative expenses and gain from sale of discontinued operations on the consolidated financial statements included in “Item 7. Financial Statements”.  The portion of these reimbursements included in investment properties and gain from sale of discontinued operations for the years ended December 31, 2007 and 2006 are construction management services provided by an affiliate of the Managing General Partner of approximately $164,000 and $167,000, respectively.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. There were no Partnership management fees paid during the years ended December 31, 2007 or 2006, as there were no distributions from operations.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership.  During the year ended December 31, 2006, AIMCO Properties, L.P. exceeded this credit limit and advanced the Partnership approximately $325,000 to fund the redevelopment project at The Village in the Woods Apartments (as discussed above) and approximately $542,000 to fund operating expenses and capital improvements at four of the Partnership’s investment properties. There were no such advances during the year ended December 31, 2007.  The redevelopment advances to The Village in the Woods Apartments accrued interest at 10%. All other advances bear interest at the prime rate plus 2% (9.25% at December 31, 2007).  Interest expense for the years ended December 31, 2007 and 2006 was approximately $267,000 and $542,000, respectively. During the years ended December 31, 2007 and 2006, the Partnership made payments of approximately $3,350,000 and $9,321,000, respectively, on the advances and associated accrued interest from proceeds from the second mortgage obtained on Peakview Apartments (as discussed below) and cash from operations and proceeds from the sale of Cooper’s Pond Apartments, respectively. At December 31, 2007, the total outstanding advances and accrued interest due to AIMCO Properties, L.P. is approximately $309,000 and is included in due to affiliates on the consolidated balance sheet included in “Item 7. Financial Statements”. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to December 31, 2007, AIMCO Properties, L.P. advanced approximately $248,000 to pay real estate taxes at The Village in the Woods Apartments.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2007 and 2006 the Partnership was charged by AIMCO and its affiliates approximately $314,000 and $363,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 52,861 Units in the Partnership representing 70.48% of the outstanding Units at December 31, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 70.48% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, DeForest Ventures I L.P., from whom AIMCO, through its merger with Insignia Financial Group, Inc., acquired 25,833.5 (approximately 34.45%) of its Units, had agreed for the benefit of third party unitholders, that it would vote such Units: (i) against any increase in compensation payable to the General Partner; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party Unit holders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates’ right to vote each Unit held. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner owes fiduciary duties to both the General Partner and AIMCO as the sole stockholder of the Managing General Partner.

Neither of the Managing General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Managing General Partner.

Item 13.

Exhibits

See Exhibit Index.

Item 14.

Principal Accountant Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2008.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2007 and 2006 are described below.

Audit Fees.  Fees for audit services totaled approximately $59,000 for each of the years 2007 and 2006. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-QSB.

Tax Fees.  Fees for tax services totaled approximately $12,000 and $16,000 for 2007 and 2006, respectively.

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

Date: March 31, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Harry G. Alcock	Director and Executive	Date: March 31, 2008
Harry G. Alcock	Vice President

/s/Martha L. Long	Director and Senior	Date: March 31, 2008
Martha L. Long	Vice President

/s/Stephen B. Waters	Vice President	Date: March 31, 2008
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