Form 10-Q
period 2008-03-31
CENTURY PROPERTIES FUND XVII
filed 2008-05-13
CIK 356472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

(864) 239-1000

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes  [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes  [X] No

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements.

CENTURY PROPERTIES FUND XVII

CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 318	$ 380
Receivables and deposits	859	819
Restricted escrows	96	117
Other assets	607	518
Investment properties:
Land	5,763	5,763
Buildings and related personal property	71,464	71,009
	77,227	76,772
Less accumulated depreciation	(52,317)	(51,154)
	24,910	25,618
	$ 26,790	$ 27,452
Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 305	$ 408
Tenant security deposit liabilities	399	394
Accrued property taxes	445	680
Other liabilities	526	573
Due to affiliates (Note B)	568	309
Mortgage notes payable	35,968	36,202
	38,211	38,566

Partners' Deficit
General partner	(8,023)	(7,986)
Limited partners (75,000 units issued and
outstanding)	(3,398)	(3,128)
	(11,421)	(11,114)
	$ 26,790	$ 27,452

Note:

The consolidated balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVII

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2008	2007
Revenues:
Rental income	$ 2,872	$ 2,679
Other income	384	381
Total revenues	3,256	3,060

Expenses:
Operating	1,423	1,514
General and administrative	112	107
Depreciation	1,163	1,100
Interest	687	739
Property taxes	178	170
Total expenses	3,563	3,630

Net loss	$ (307)	$ (570)

Net loss allocated to general partner	$ (37)	$ (67)
Net loss allocated to limited partners	(270)	(503)
	$ (307)	$ (570)

Net loss per limited partnership unit	$ (3.60)	$ (6.71)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVII

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
(Unaudited)
(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	75,000	$ --	$ 75,000	$ 75,000

Partners' deficit at
December 31, 2007	75,000	$(7,986)	$ (3,128)	$(11,114)

Net loss for the three months
ended March 31, 2008	--	(37)	(270)	(307)

Partners' deficit
at March 31, 2008	75,000	$(8,023)	$ (3,398)	$(11,421)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVII

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$ (307)	$ (570)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	1,163	1,100
Amortization of loan costs	12	11
Change in accounts:
Receivables and deposits	(40)	(104)
Other assets	(101)	(189)
Accounts payable	56	332
Tenant security deposit liabilities	5	24
Accrued property taxes	(235)	(264)
Other liabilities	(47)	31
Due to affiliates	11	87

Net cash provided by operating activities	517	458

Cash flows from investing activities:
Property improvements and replacements	(614)	(352)
Net receipts from (deposits to) restricted escrows	21	(42)

Net cash used in investing activities	(593)	(394)

Cash flows from financing activities:
Payments on mortgage notes payable	(234)	(300)
Advances from affiliate	248	--

Net cash provided by (used in) financing
activities	14	(300)

Net decrease in cash and cash equivalents	(62)	(236)

Cash and cash equivalents at beginning of period	380	957

Cash and cash equivalents at end of period	$ 318	$ 721

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 666	$ 642
Supplemental disclosures of non-cash activity:
Property improvements and replacements included
in accounts payable	$ 116	$ 34

At December 31, 2007 and 2006, approximately $275,000 and $28,000, respectively, of property improvements and replacements were included in accounts payable, and are included in property improvements and replacements for the three months ended March 31, 2008 and 2007, respectively.

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVII

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XVII (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Fox Partners, a California general partnership, is the general partner of the Partnership (the “General Partner”). The general partners of Fox Partners are Fox Capital Management Corporation (“FCMC” or the “Managing General Partner"), Fox Realty Investors (“FRI”), and CPF XVII, LLC. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. The Managing General Partner and the general partner of FRI are affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy.  In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which deferred the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008. The provisions of SFAS No. 157 are applicable to recurring fair value measurements of financial assets and liabilities for fiscal years beginning after November 15, 2007, which for the Partnership is generally limited to annual disclosures required by SFAS No. 107.  The Partnership adopted the provisions of SFAS No. 157 during the three months ended March 31, 2008, and at that time determined no transition adjustment was required.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $158,000 and $152,000 for the three months ended March 31, 2008 and 2007, respectively, which are included in operating expenses.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $128,000 and $74,000 for the three months ended March 31, 2008 and 2007, respectively, which are included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the three months ended March 31, 2008 and 2007 are construction management services provided by an affiliate of the Managing General Partner of approximately $76,000 and $27,000, respectively.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. There were no Partnership management fees paid during the three months ended March 31, 2008 or 2007, as there were no distributions from operations.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership.  During the three months ended March 31, 2008, AIMCO Properties, L.P. exceeded this credit limit and advanced the Partnership approximately $248,000 to fund the real estate taxes at The Village in the Woods Apartments.  There were no such advances during the three months ended March 31, 2007.  The advances bear interest at the prime rate plus 2% (7.25% at March 31, 2008). Interest expense for the three months ended March 31, 2008 and 2007 was approximately $11,000 and $87,000, respectively. At March 31, 2008 and December 31, 2007, the total outstanding advances and accrued interest due to AIMCO Properties, L.P. are approximately $568,000 and $309,000, respectively, and are included in due to affiliates.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the three months ended March 31, 2008, the Partnership was charged by AIMCO and its affiliates approximately $187,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2008 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $314,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2007.

Note C – Contingencies

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing. Appellant has filed a Petition for Review with the California Supreme Court.  The matter has been submitted and the parties are awaiting a decision by the California Supreme Court regarding whether or not it will accept the matter for review.

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

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and, in addition, will be affected by a variety of risks and factors that are beyond the Partnership’s control including, without limitation: natural disasters such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s properties and interpretations of those regulations; the competitive environment in which the Partnership operates; financing risks, including the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risks; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

The Partnership's investment properties consist of four apartment complexes.  The following table sets forth the average occupancy of the properties for the three months ended March 31, 2008 and 2007:

	Average Occupancy
Property	2008	2007

Peakview Place Apartments	98%	96%
Englewood, Colorado
Creekside Apartments	98%	97%
Denver, Colorado
The Lodge Apartments	98%	97%
Denver, Colorado
The Village in the Woods Apartments	93%	93%
Cypress, Texas

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

Results of Operations

The Partnership realized a net loss of approximately $307,000 for the three months ended March 31, 2008, compared to net loss of approximately $570,000 for the three months ended March 31, 2007. The decrease in net loss is due to an increase in total revenues and a decrease in total expenses.  The increase in total revenues is due to an increase in rental income as a result of increases in the average rental rates at all of the Partnership’s investment properties and a decrease in bad debt at Peakview Place Apartments.

The decrease in total expenses is due to decreases in operating and interest expenses, partially offset by increases in general and administrative and depreciation expenses. Property tax expenses remained relatively constant for the comparable periods.  Operating expenses decreased primarily due to decreases in utilities at all of the Partnership’s investment properties, snow removal costs at three of the Partnership’s investment properties, temporary agency services at Creekside Apartments, contract services at Peakview Place Apartments and repairs and maintenance at The Village in the Woods Apartments, partially offset by an increase in contract services at The Village in the Woods Apartments. Interest expense decreased primarily due to a decrease in interest on advances from an affiliate as a result of a lower average advance balance, partially offset by an increase in interest on the debt encumbering Peakview Place Apartments as a result of additional financing obtained in 2007. Depreciation expense increased due to property improvements and replacements being placed into service at all the Partnership’s investment properties.

General and administrative expenses increased primarily due to an increase in management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for the three months ended March 31, 2008 and 2007 are costs associated with the quarterly and annual communications with the investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At March 31, 2008, the Partnership had cash and cash equivalents of approximately $318,000, compared to approximately $721,000 at March 31, 2007.  The decrease in cash and cash equivalents of approximately $62,000, from December 31, 2007, is due to approximately $593,000 of cash used in investing activities, partially offset by approximately $517,000 and $14,000 of cash provided by operating and financing activities, respectively.  Cash used in investing activities consisted of property improvements and replacements, offset by net receipts from escrow accounts maintained by the mortgage lenders. Cash provided by financing activities consisted of advances from affiliates, partially offset by payments of principal made on the mortgages encumbering the Partnership’s properties. The Partnership invests its working capital reserves in interest bearing accounts.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership.  During the three months ended March 31, 2008, AIMCO Properties, L.P. exceeded this credit limit and advanced the Partnership approximately $248,000 to fund the real estate taxes at The Village in the Woods Apartments.  There were no such advances during the three months ended March 31, 2007.  The advances bear interest at the prime rate plus 2% (7.25% at March 31, 2008). Interest expense for the three months ended March 31, 2008 and 2007 was approximately $11,000 and $87,000, respectively. At March 31, 2008 and December 31, 2007, the total outstanding advances and accrued interest due to AIMCO Properties, L.P. are approximately $568,000 and $309,000, respectively, and are included in due to affiliates.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

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

Peakview Place Apartments

During the three months ended March 31, 2008, the Partnership completed approximately $94,000 of capital improvements at Peakview Place Apartments, consisting primarily of water heater and kitchen and bath upgrades, major landscaping and floor covering replacement. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Creekside Apartments

During the three months ended March 31, 2008, the Partnership completed approximately $148,000 of capital improvements at Creekside Apartments, consisting primarily of boiler/cooling tower upgrades, wood laminate and floor covering replacements. These improvements were funded from operating cash flow and replacement reserves.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Hampden Heights Apartments

During the three months ended March 31, 2008, the Partnership completed approximately $104,000 of capital improvements at Hampden Heights Apartments, consisting primarily of recreation facility improvements and floor covering replacement. These improvements were funded from operating cash flow and replacement reserves.  The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Village in the Woods Apartments

During the three months ended March 31, 2008, the Partnership completed approximately $109,000 of capital improvements at The Village in the Woods Apartments consisting primarily of cabinets and countertop upgrades, appliance and floor covering replacements.  These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership.  The mortgage indebtedness of approximately $35,968,000 is amortized over varying periods. The debt encumbering Creekside Apartments and Hampden Heights Apartments matures in September 2008, at which time balloon payments totaling approximately $11,594,000 will be due.  The debt encumbering Peakview Place Apartments matures in 2018 and 2020, at which time balloon payments of approximately $2,697,000 and $8,121,000, respectively, will be due.  The debt encumbering The Village in the Woods Apartments matures in 2020, at which time the loan is scheduled to be fully amortized. The Managing General Partner will attempt to refinance the indebtedness encumbering Creekside Apartments, Hampden Heights Apartments and Peakview Place Apartments and/or sell the properties prior to their maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

There were no distributions made to the partners during the three months ended March 31, 2008 or 2007. Future cash distributions will depend on the levels of net cash generated from operations, the timing of debt maturities, refinancings and/or property sales. The Partnership’s cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at March 31, 2008, there can be no assurance that the Partnership will generate sufficient funds from operations, after required capital improvement expenditures, to permit any distributions to its partners during 2008 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 52,866 limited partnership units (the "Units") in the Partnership representing 70.49% of the outstanding Units at March 31, 2008. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 70.49% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, DeForest Ventures I L.P., from whom AIMCO, through its merger with Insignia Financial Group, Inc., acquired 25,833.5 (approximately 34.45%) of its Units, had agreed for the benefit of third party unitholders, that it would vote such Units: (i) against any increase in compensation payable to the General Partner and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party Unit holders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates right to vote each Unit held. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner owes fiduciary duties to both the General Partner and AIMCO as the sole stockholder of the Managing General Partner.

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

Item 4.

Controls and Procedures.

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

(b)

Changes in Internal Control Over Financial Reporting.

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

Legal Proceedings.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing. Appellant has filed a Petition for Review with the California Supreme Court.  The matter has been submitted and the parties are awaiting a decision by the California Supreme Court regarding whether or not it will accept the matter for review.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

Item 5.

Other Information.

None.

Item 6.

Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTURY PROPERTIES FUND XVII

By: Fox Partners
General Partner

By: Fox Capital Management Corporation
Managing General Partner

Date: May 13, 2008	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: May 13, 2008	By: /s/Stephen B. Waters
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