Form 10-Q
period 2008-06-30
CENTURY PROPERTIES FUND XVII
filed 2008-08-14
CIK 356472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements.

CENTURY PROPERTIES FUND XVII

CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 25,037	$ 380
Receivables and deposits	898	819
Restricted escrows	--	117
Other assets	788	518
Investment properties:
Land	5,763	5,763
Buildings and related personal property	71,843	71,009
	77,606	76,772
Less accumulated depreciation	(53,494)	(51,154)
	24,112	25,618
	$ 50,835	$ 27,452
Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 245	$ 408
Tenant security deposit liabilities	423	394
Accrued property taxes	364	680
Other liabilities	386	573
Due to affiliates (Note B)	--	309
Mortgage notes payable	61,325	36,202
	62,743	38,566

Partners' Deficit
General partner	(8,079)	(7,986)
Limited partners (75,000 units issued and
outstanding)	(3,829)	(3,128)
	(11,908)	(11,114)
	$ 50,835	$ 27,452

Note:

The consolidated balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVII

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:
Rental income	$ 2,892	$ 2,739	$ 5,764	$ 5,418
Other income	422	429	806	810
Total revenues	3,314	3,168	6,570	6,228

Expenses:
Operating	1,481	1,456	2,904	2,970
General and administrative	199	105	311	212
Depreciation	1,177	1,105	2,340	2,205
Interest	755	744	1,442	1,483
Property taxes	189	185	367	355
Total expenses	3,801	3,595	7,364	7,225

Net loss	$ (487)	$ (427)	$ (794)	$ (997)

Net loss allocated to general
partner	$ (56)	$ (50)	$ (93)	$ (118)
Net loss allocated to limited
partners	(431)	(377)	(701)	(879)

	$ (487)	$ (427)	$ (794)	$ (997)

Net loss per limited partnership unit	$ (5.75)	$ (5.03)	$ (9.35)	$(11.72)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVII

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	75,000	$ --	$ 75,000	$ 75,000

Partners' deficit at
December 31, 2007	75,000	$(7,986)	$ (3,128)	$(11,114)

Net loss for the six months
ended June 30, 2008	--	(93)	(701)	(794)

Partners' deficit at
June 30, 2008	75,000	$(8,079)	$ (3,829)	$(11,908)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVII

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$ (794)	$ (997)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	2,340	2,205
Amortization of loan costs	24	21
Loss on early extinguishment of debt	7	--
Change in accounts:
Receivables and deposits	(79)	(44)
Other assets	42	(90)
Accounts payable	2	21
Tenant security deposit liabilities	29	65
Accrued property taxes	(316)	(329)
Other liabilities	(187)	86
Due to affiliates	(4)	177
Net cash provided by operating activities	1,064	1,115

Cash flows from investing activities:
Property improvements and replacements	(999)	(686)
Net receipts from (deposits to) restricted escrows	117	(84)
Net cash used in investing activities	(882)	(770)

Cash flows from financing activities:
Payments on mortgage notes payable	(520)	(605)
Repayment of mortgage notes payable	(11,664)	--
Proceeds from mortgage notes payable	37,307	--
Loan costs paid	(343)	--
Advances from affiliate	843	--
Repayment of advances from affiliate	(1,148)	--
Net cash provided by (used in)financing activities	24,475	(605)

Net increase (decrease) in cash and cash equivalents	24,657	(260)
Cash and cash equivalents at beginning of period	380	957
Cash and cash equivalents at end of period	$ 25,037	$ 697

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 1,528	$ 1,282
Supplemental disclosure of non-cash activity:
Property improvements and replacements included
in accounts payable	$ 110	$ 111

At December 31, 2007 and 2006, approximately $275,000 and $28,000, respectively, of property improvements and replacements were included in accounts payable, and are included in property improvements and replacements for the six months ended June 30, 2008 and 2007, respectively.

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVII

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XVII (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Fox Partners, a California general partnership, is the general partner of the Partnership (the “General Partner”). The general partners of Fox Partners are Fox Capital Management Corporation (“FCMC” or the “Managing General Partner"), Fox Realty Investors (“FRI”), and CPF XVII, LLC. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. The Managing General Partner and the general partner of FRI are affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $321,000 and $303,000 for the six months ended June 30, 2008 and 2007, respectively, which are included in operating expenses.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $195,000 and $130,000 for the six months ended June 30, 2008 and 2007, respectively, which are included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the six months ended June 30, 2008 and 2007 are construction management services provided by an affiliate of the Managing General Partner of approximately $91,000 and $37,000, respectively.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. There were no Partnership management fees paid during the six months ended June 30, 2008 or 2007, as there were no distributions from operations.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership.  During the six months ended June 30, 2008, AIMCO Properties, L.P. exceeded this credit limit and advanced the Partnership approximately $843,000 to fund the real estate taxes at The Village in the Woods Apartments and deposits related to the refinancings at three of the Partnership’s investment properties. There were no such advances during the six months ended June 30, 2007.  The advances bore interest at the prime rate plus 2%. Interest expense for the six months ended June 30, 2008 and 2007 was approximately $22,000 and $177,000, respectively. During the six months ended June 30, 2008, the Partnership made payments of approximately $1,148,000 on the advances and associated accrued interest from proceeds from the refinancing of three of the Partnership’s investment properties (as discussed in Note C). No such payments were made to affiliates of the Managing General Partner during the six months ended June 30, 2007. At December 31, 2007, the total outstanding advances and accrued interest due to AIMCO Properties, L.P. was approximately $309,000 and was included in due to affiliates.  There were no outstanding advances or associated interest due at June 30, 2008. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the six months ended June 30, 2008, the Partnership was charged by AIMCO and its affiliates approximately $187,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2008 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $314,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2007.

Note C – Refinancing of Mortgage Notes Payable

On June 30, 2008, the Partnership refinanced the mortgage encumbering Hampden Heights Apartments. The refinancing replaced the existing mortgage of approximately $6,130,000, with a new mortgage in the amount of $14,082,000.  The new mortgage requires monthly payments of principal and interest beginning on August 1, 2008 until the loan matures July 1, 2014, with a fixed interest rate of 5.91% and a balloon payment of approximately $12,873,000 due at maturity. Total capitalized loan costs associated with the new mortgage were approximately $116,000 for the six months ended June 30, 2008 and are included in other assets. The Partnership recorded a loss on the early extinguishment of debt of approximately $4,000, which is included in interest expense, as a result of the write off of unamortized loan costs. As a condition of the new mortgage, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage.

On June 30, 2008, the Partnership refinanced the mortgage encumbering Creekside Apartments. The refinancing replaced the existing mortgage, of approximately $5,534,000, with a new mortgage in the amount of $14,625,000.  The new mortgage requires monthly payments of principal and interest beginning on August 1, 2008 until the loan matures July 1, 2014 with a fixed interest rate of 5.82% and a balloon payment of approximately $13,352,000 due at maturity. If no event of default exists at maturity, the maturity date will automatically be extended for one additional year, to July 1, 2015. Total capitalized loan costs associated with the new mortgage were approximately $148,000 for the six months ended June 30, 2008 and are included in other assets. The Partnership recorded a loss on the early extinguishment of debt of approximately $3,000, which is included in interest expense, as a result of the write off of unamortized loan costs. As a condition of the new mortgage, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage.

On June 25, 2008, the Partnership obtained a second mortgage in the principal amount of $8,600,000 on The Village in the Woods Apartments. The second mortgage requires monthly payments of principal and interest beginning on August 1, 2008 until the loan matures February 1, 2020, with a fixed interest rate of 6.43% and a balloon payment of approximately $6,996,000 due at maturity.  Total capitalized loan costs associated with the new mortgage were approximately $79,000 for the six months ended June 30, 2008 and are included in other assets.  If no event of default exists at maturity, the maturity date will be automatically extended for one additional year to February 1, 2021. The Partnership may prepay the second mortgage subject to a prepayment penalty.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage financing.

In connection with the second mortgage, the Partnership also agreed to certain modifications of the first mortgage encumbering The Village in the Woods Apartments.  The modification includes monthly payments of principal and interest of approximately $86,000, beginning August 1, 2008 until the loan matures February 1, 2020, with a fixed interest rate of 8.56% and a balloon payment of approximately $9,557,000 due at maturity.  Total loan costs associated with the modification of the existing mortgage were approximately $90,000 for the six months ended June 30, 2008 and are included in general and administrative expenses.  If no event of default exists at maturity, the maturity date will be automatically extended for one additional year to February 1, 2021. The previous terms of the first mortgage consisted of a fixed interest rate of 8.56% per annum and monthly payments of principal and interest of approximately $126,000 through the maturity date of February 1, 2020, at which date the mortgage was scheduled to be fully amortized. The Partnership may prepay the first mortgage subject to a prepayment penalty.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee certain obligations and liabilities of the Partnership with respect to the modified loan.

Note D – Contingencies

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing.  On May 21, 2008, the California Supreme Court denied Appellant’s Petition for Review.  Objector has until August 19, 2008 to file a petition for certiorari with the United States Supreme Court.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as acollective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts will be dismissed.  At this time, affiliates of the Managing General Partner are attempting to obtain additional information to determine the most equitable allocation of settlement amounts and attorneys’ fees.  The Managing General Partner is uncertain as to the amount of loss, if any, allocable to the Partnership.  Therefore, the Partnership cannot estimate whether a loss will occur or a potential range of loss.

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

The Partnership's investment properties consist of four apartment complexes.  The following table sets forth the average occupancy of the properties for the six months ended June 30, 2008 and 2007:

	Average Occupancy
Property	2008	2007

Peakview Place Apartments	97%	97%
Englewood, Colorado
Creekside Apartments	98%	96%
Denver, Colorado
Hampden Heights Apartments	97%	97%
Denver, Colorado
The Village in the Woods Apartments	94%	93%
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

Results of Operations

The Partnership realized a net loss of approximately $487,000 and $794,000 for the three and six months ended June 30, 2008, respectively, compared to net loss of approximately $427,000 and $997,000 for the three and six months ended June 30, 2007, respectively. The increase in net loss for the three months ended June 30, 2008 is due to an increase in total expenses, partially offset by an increase in total revenues.  The decrease in net loss for the six months ended June 30, 2008 is due to an increase in total revenues, partially offset by an increase in total expenses.  Total revenues increased for both the three and six months ended June 30, 2008 primarily due to an increase in rental income as a result of increases in the average rental rates at all of the Partnership’s investment properties.

The increase in total expenses for the three months ended June 30, 2008 is due to increases in operating, general and administrative, depreciation and interest expenses. The increase in total expenses for the six months ended June 30, 2008 is due to increases in general and administrative and depreciation expenses, partially offset by decreases in operating and interest expenses. Property tax expense remained relatively constant for both the comparable periods.  Operating expenses increased for the three month period due to increases in salaries and related benefits at Creekside Apartments and Hampden Heights Apartments, partially offset by decreases in temporary agency costs at Creekside Apartments and Hampden Heights Apartments and an increase in capitalized payroll costs at all the Partnership’s investment properties. Operating expenses decreased for the six month period due to decreases in salaries and related benefits and contract services at Peakview Place Apartments, temporary agency costs at Creekside Apartments and Hampden Heights Apartments, insurance premiums and repairs and maintenance costs at The Village in the Woods Apartments, and an increase in capitalized payroll costs at all of the Partnership’s investment properties, partially offset by an increase in salaries and related benefits at Creekside Apartments and Hampden Heights Apartments and contract services at Hampden Heights Apartments and The Village in the Woods Apartments. Interest expense increased for the three month period due to a decrease in capitalized interest at Creekside Apartments and Hampden Heights Apartments and an increase in interest at Peakview Place Apartments as a result of additional financing in 2007, partially offset by a decrease in interest incurred on advances from an affiliate of the Managing General Partner.  Interest expense decreased for the six month period due to a decrease in interest incurred on advances from an affiliate of the Managing General Partner, partially offset by additional interest at Peakview Place Apartments as a result of additional financing in 2007. The increase in depreciation expense for both periods is due to property improvements and replacements being placed into service at all the Partnership’s investment properties during the past twelve months.

General and administrative expenses increased for both periods primarily due to costs incurred related to the modification of the existing mortgage at The Village in the Woods Apartments. Also included in general and administrative expenses for the three and six months ended June 30, 2008 and 2007 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement and costs associated with the quarterly and annual communications with the investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At June 30, 2008, the Partnership had cash and cash equivalents of approximately $25,037,000 compared to approximately $697,000 at June 30, 2007.  The increase in cash and cash equivalents of approximately $24,657,000 from December 31, 2007, is due to approximately $24,475,000 and $1,064,000 of cash provided by financing and operating activities, partially offset by approximately $882,000 of cash used in investing activities.  Cash provided by financing activities consisted of advances from affiliates and proceeds from mortgage notes payable, partially offset by loan costs paid, payments of principal made on the mortgages encumbering the Partnership’s properties, repayment of mortgage notes payable and repayment of advances from affiliate.  Cash used in investing activities consisted of property improvements and replacements, partially offset by net receipts from escrow accounts maintained by the mortgage lenders.  The Partnership invests its working capital reserves in interest bearing accounts.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership.  During the six months ended June 30, 2008, AIMCO Properties, L.P. exceeded this credit limit and advanced the Partnership approximately $843,000 to fund the real estate taxes at The Village in the Woods Apartments and deposits related to the refinancings at three of the Partnership’s investment properties. There were no such advances during the six months ended June 30, 2007.  The advances bore interest at the prime rate plus 2%. Interest expense for the six months ended June 30, 2008 and 2007 was approximately $22,000 and $177,000, respectively. During the six months ended June 30, 2008, the Partnership made payments of approximately $1,148,000 on the advances and associated accrued interest from proceeds from the refinancing of three of the Partnership’s investment properties. No such payments were made to affiliates of the Managing General Partner during the six months ended June 30, 2007. At December 31, 2007, the total outstanding advances and accrued interest due to AIMCO Properties, L.P. was approximately $309,000 and was included in due to affiliates.  There were no outstanding advances or associated interest due at June 30, 2008.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

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

Peakview Place Apartments

During the six months ended June 30, 2008, the Partnership completed approximately $152,000 of capital improvements at Peakview Place Apartments, consisting primarily of water heater and kitchen and bath upgrades, major landscaping and floor covering replacement. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2008.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Creekside Apartments

During the six months ended June 30, 2008, the Partnership completed approximately $322,000 of capital improvements at Creekside Apartments, consisting primarily of boiler/cooling tower upgrades, heating and air conditioning upgrades, roof replacement, furniture replacements, wood laminate and floor covering replacements. These improvements were funded from operating cash flow and replacement reserves.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Hampden Heights Apartments

During the six months ended June 30, 2008, the Partnership completed approximately $150,000 of capital improvements at Hampden Heights Apartments, consisting primarily of recreation facility improvements and floor covering replacement. These improvements were funded from operating cash flow and replacement reserves.  The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Village in the Woods Apartments

During the six months ended June 30, 2008, the Partnership completed approximately $210,000 of capital improvements at The Village in the Woods Apartments consisting primarily of cabinets and countertop upgrades, appliance and floor covering replacements.  These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. On June 30, 2008, the Partnership refinanced the mortgage encumbering Hampden Heights Apartments. The refinancing replaced the existing mortgage of approximately $6,130,000, with a new mortgage in the amount of $14,082,000.  The new mortgage requires monthly payments of principal and interest beginning on August 1, 2008 until the loan matures July 1, 2014, with a fixed interest rate of 5.91% and a balloon payment of approximately $12,873,000 due at maturity. Total capitalized loan costs associated with the new mortgage were approximately $116,000 for the six months ended June 30, 2008 and are included in other assets. The Partnership recorded a loss on the early extinguishment of debt of approximately $4,000, which is included in interest expense, as a result of the write off of unamortized loan costs. As a condition of the new mortgage, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage.

On June 30, 2008, the Partnership refinanced the mortgage encumbering Creekside Apartments. The refinancing replaced the existing mortgage, of approximately $5,534,000, with a new mortgage in the amount of $14,625,000.  The new mortgage requires monthly payments of principal and interest beginning on August 1, 2008 until the loan matures July 1, 2014 with a fixed interest rate of 5.82% and a balloon payment of approximately $13,352,000 due at maturity. If no event of default exists at maturity, the maturity date will automatically be extended for one additional year, to July 1, 2015. Total capitalized loan costs associated with the new mortgage were approximately $148,000 for the six months ended June 30, 2008 and are included in other assets. The Partnership recorded a loss on the early extinguishment of debt of approximately $3,000, which is included in interest expense, as a result of the write off of unamortized loan costs. As a condition of the new mortgage, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage.

On June 25, 2008, the Partnership obtained a second mortgage in the principal amount of $8,600,000 on The Village in the Woods Apartments. The second mortgage requires monthly payments of principal and interest beginning on August 1, 2008 until the loan matures February 1, 2020, with a fixed interest rate of 6.43% and a balloon payment of approximately $6,996,000 due at maturity.  Total capitalized loan costs associated with the new mortgage were approximately $79,000 for the six months ended June 30, 2008 and are included in other assets.  If no event of default exists at maturity, the maturity date will be automatically extended for one additional year to February 1, 2021. The Partnership may prepay the second mortgage subject to a prepayment penalty.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage financing.

In connection with the second mortgage, the Partnership also agreed to certain modifications of the first mortgage encumbering The Village in the Woods Apartments.  The modification includes monthly payments of principal and interest of approximately $86,000, beginning August 1, 2008 until the loan matures February 1, 2020, with a fixed interest rate of 8.56% and a balloon payment of approximately $9,557,000 due at maturity.  Total loan costs associated with the modification of the existing mortgage were approximately $90,000 for the six months ended June 30, 2008 and are included in general and administrative expenses.  If no event of default exists at maturity, the maturity date will be automatically extended for one additional year to February 1, 2021. The previous terms of the first mortgage consisted of a fixed interest rate of 8.56% per annum and monthly payments of principal and interest of approximately $126,000 through the maturity date of February 1, 2020, at which date the mortgage was scheduled to be fully amortized. The Partnership may prepay the first mortgage subject to a prepayment penalty.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee certain obligations and liabilities of the Partnership with respect to the modified loan.

The debt encumbering Peakview Place Apartments matures in 2018 and 2020, at which time balloon payments of approximately $2,697,000 and $8,121,000, respectively, will be due.  The Managing General Partner will attempt to refinance the indebtedness encumbering the Partnership’s investment properties and/or sell the properties prior to their maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

There were no distributions made to the partners during the six months ended June 30, 2008 or 2007. Future cash distributions will depend on the levels of net cash generated from operations, the timing of debt maturities, refinancings and/or property sales. The Partnership’s cash available for distribution is reviewed on a monthly basis. Subsequent to June 30, 2008, the Partnership distributed approximately $21,806,000 (approximately $284.93 per limited partnership unit) of refinancing proceeds from three of the Partnership’s investment properties.  In addition, the Partnership paid a management incentive fee of approximately $2,423,000 to the General Partner.  There can be no assurance; however, that the Partnership will generate sufficient funds from operations, after required capital improvement expenditures, to permit any additional distributions to its partners during 2008 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 52,866 limited partnership units (the "Units") in the Partnership representing 70.49% of the outstanding Units at June 30, 2008. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 70.49% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, DeForest Ventures I L.P., from whom AIMCO, through its merger with Insignia Financial Group, Inc., acquired 25,833.5 (approximately 34.45%) of its Units, had agreed for the benefit of third party unitholders, that it would vote such Units: (i) against any increase in compensation payable to the General Partner and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party Unit holders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates right to vote each Unit held. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner owes fiduciary duties to both the General Partner and AIMCO as the sole stockholder of the Managing General Partner.

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

Item 4T.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing. On May 21, 2008, the California Supreme court denied Appellant’s Petition for Review.  Objector has until August 19, 2008 to file a petition for certiorari with the United States Supreme Court.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts will be dismissed.  At this time, affiliates of the Managing General Partner are attempting to obtain additional information to determine the most equitable allocation of settlement amounts and attorneys’ fees.  The Managing General Partner is uncertain as to the amount of loss, if any, allocable to the Partnership.  Therefore, the Partnership cannot estimate whether a loss will occur or a potential range of loss.

Item 6.

Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTURY PROPERTIES FUND XVII

By: Fox Partners
General Partner

By: Fox Capital Management Corporation
Managing General Partner

Date: August 14, 2008	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: August 14, 2008	By: /s/Stephen B. Waters
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

10.12

Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing dated June 25, 2008 between Capmark Bank and Century Properties Fund XVII, a California limited partnership, incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 25, 2008.

10.13

Multifamily Note dated June 25, 2008 between Capmark Bank and Century Properties XVII, a California limited partnership, incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 25, 2008.

10.14

Multifamily Deed of Trust, Assignment of Rents and Security Agreement dated June 30, 2008 between Keycorp Real Estate Capital Markets, Inc. and Apartment Lodge 17A LLC, a Colorado limited liability company, incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 30, 2008.

10.15

Multifamily Note dated June 30, 2008 between Keycorp Real Estate Capital Markets, Inc. and Apartment Lodge 17A LLC, a Colorado limited liability company, incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 30, 2008.

10.16

Multifamily Deed of Trust, Assignment of Rents and Security Agreement dated June 30, 2008 between PNC  ARCS  LLC and Apartment Creek 17A LLC, a Colorado limited liability company, incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 30, 2008.

10.17

Multifamily Note dated June 30, 2008 between PNC  ARCS  LLC and Apartment Creek 17A LLC, a Colorado limited liability company, incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 30, 2008.

10.18

Amended and Restated Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing (Recast Transaction) dated June 25, 2008 between Century Properties Fund XVII, a California limited partnership, and Federal Home Loan Mortgage Corporation, incorporated by reference herein.

10.19

Amended and Restated Multifamily Note (Recast Transaction) dated June 25, 2008 between Century Properties Fund XVII, a California limited partnership, and Federal Home Loan Mortgage Corporation, incorporated by reference herein.

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