Form 10-Q
period 2008-09-30
CENTURY PROPERTIES FUND XVII
filed 2008-11-14
CIK 356472

United States

Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   Quarterly Report PURSUANT TO Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

[ ]   Transition Report PURSUANT TO Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________to _________

Commission File Number 0-11137

CENTURY PROPERTIES FUND XVII, LP

(Exact name of registrant as specified in its charter)

Delaware	94-2782037
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	(Identification No.)

55 Beattie Place, P.O. Box 1089

Greenville, South Carolina  29602

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

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements.

CENTURY PROPERTIES FUND XVII, LP

CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 1,037	$ 380
Receivables and deposits	515	819
Restricted escrows	--	117
Other assets	925	518
Due from affiliate (Note B)	2,448	--
Investment properties:
Land	5,763	5,763
Buildings and related personal property	72,270	71,009
	78,033	76,772
Less accumulated depreciation	(54,677)	(51,154)
	23,356	25,618
	$ 28,281	$ 27,452
Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 345	$ 408
Tenant security deposit liabilities	425	394
Accrued property taxes	522	680
Other liabilities	670	573
Due to affiliates (Note B)	--	309
Mortgage notes payable (Note C)	61,205	36,202
	63,167	38,566

Partners' Deficit
General partner	(8,631)	(7,986)
Limited partners (75,000 units issued and
outstanding)	(26,255)	(3,128)
	(34,886)	(11,114)
	$ 28,281	$ 27,452

Note: The consolidated balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVII, LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues:
Rental income	$ 2,933	$ 2,781	$ 8,697	$ 8,199
Other income	403	367	1,209	1,177
Total revenues	3,336	3,148	9,906	9,376

Expenses:
Operating	1,759	1,570	4,663	4,540
General and administrative	117	114	428	326
Depreciation	1,183	1,122	3,523	3,327
Interest	1,058	720	2,500	2,203
Property taxes	157	157	524	512
Total expenses	4,274	3,683	11,638	10,908

Net loss	$ (938)	$ (535)	$(1,732)	$(1,532)

Net loss allocated to general
partner	$ (111)	$ (63)	$ (204)	$ (181)
Net lossallocated to limited
partners	(827)	(472)	(1,528)	(1,351)
	$ (938)	$ (535)	$(1,732)	$(1,532)

Net loss per limited partnership unit	$(11.02)	$ (6.29)	$(20.37)	$(18.01)

Distributions per limited partnership
unit	$287.99	$ --	$287.99	$ --

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVII, LP

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partner

Partners

				Total

Original capital contributions	75,000	$ --	$ 75,000	$ 75,000

Partners' deficit at
December 31, 2007	75,000	$ (7,986)	$ (3,128)	$(11,114)

Distributions to partners		(441)	(21,599)	(22,040)

Net loss for the nine months
ended September 30, 2008	--	(204)	(1,528)	(1,732)

Partners' deficit at
September 30, 2008	75,000	$ (8,631)	$(26,255)	$(34,886)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVII, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$ (1,732)	$ (1,532)
Adjustments to reconcile net loss to net cash (used in)
provided by operating activities:
Depreciation	3,523	3,327
Amortization of loan costs	43	32
Loss on early extinguishment of debt	7	--
Change in accounts:
Receivables and deposits	304	55
Other assets	(68)	(139)
Accounts payable	161	44
Tenant security deposit liabilities	31	81
Accrued property taxes	(158)	(172)
Other liabilities	97	82
Due from affiliate	(2,448)	--
Due to affiliates	(4)	(105)
Net cash (used in) provided by operating
activities	(244)	1,673
Cash flows from investing activities:
Property improvements and replacements	(1,485)	(1,316)
Net receipts from restricted escrows	117	47
Net cash used in investing activities	(1,368)	(1,269)
Cash flows from financing activities:
Payments on mortgage notes payable	(640)	(916)
Repayment of mortgage notes payable	(11,664)	--
Proceeds from mortgage notes payable	37,307	3,250
Distributions to partners	(22,040)	--
Loan costs paid	(389)	(50)
Advances from affiliate	843	--
Repayment of advances from affiliate	(1,148)	(2,446)
Net cash provided by (used in) financing
activities	2,269	(162)
Net increase in cash and cash equivalents	657	242
Cash and cash equivalents at beginning of period	380	957
Cash and cash equivalents at end of period	$ 1,037	$ 1,199
Supplemental disclosure of cash flow information:
Cash paid for interest	$ 2,301	$ 2,291
Supplemental disclosure of non-cash activity:
Property improvements and replacements included
in accounts payable	$ 51	$ 92

At December 31, 2007 and 2006, approximately $275,000 and $28,000, respectively, of property improvements and replacements were included in accounts payable, and are included in property improvements and replacements for the nine months ended September 30, 2008 and 2007, respectively.

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVII, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XVII, LP (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Fox Partners, a California general partnership, is the general partner of the Partnership (the “General Partner”). The general partners of Fox Partners are Fox Capital Management Corporation (“FCMC” or the “Managing General Partner"), Fox Realty Investors (“FRI”), and CPF XVII, LLC. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. The Managing General Partner and the general partner of FRI are affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Organization: On October 29, 2008, the Partnership changed its domicile from California to Delaware by merging with and into Century Properties Fund XVII, LP, a Delaware limited partnership, with the Delaware partnership as the surviving entity in the merger. The merger was undertaken pursuant to an Agreement and Plan of Merger, dated as of September 18, 2008, by and between the California partnership and the Delaware partnership.

Under the merger agreement, each unit of limited partnership interest in the California partnership was converted into an identical unit of limited partnership in the Delaware partnership and the general partnership interest in the California partnership previously held by the general partner was converted into a general partnership interest in the Delaware partnership. All interests in the Delaware partnership outstanding immediately prior to the merger were cancelled in the merger.

The voting and other rights of the limited partners provided for in the partnership agreement were not changed as a result of the merger. In the merger, the partnership agreement of the California partnership was adopted as the partnership agreement of the Delaware partnership, with the following changes: (i) references therein to the California Uniform Limited Partnership Act were amended to refer to the Delaware Revised Uniform Limited Partnership Act; (ii) a description of the merger was added; (iii) the name of the partnership was changed to “Century Properties Fund XVII, LP” and (iv) a provision was added that gives the general partner authority to establish different designated series of limited partnership interests that have separate rights with respect to specified partnership property, and profits and losses associated with such specified property.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $488,000 and $466,000 for the nine months ended September 30, 2008 and 2007, respectively, which are included in operating expenses.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $280,000 and $223,000 for the nine months ended September 30, 2008 and 2007, respectively, which are included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the nine months ended September 30, 2008 and 2007 are construction management services provided by an affiliate of the Managing General Partner of approximately $124,000 and $74,000, respectively.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. Approximately $2,448,000 in Partnership management fees were incorrectly paid with distributions to the partners from refinancing proceeds during the nine months ended September 30, 2008 and are included in due from affiliate at September 30, 2008. Subsequent to September 30, 2008, the Partnership management fees were reimbursed to the Partnership and the Partnership distributed approximately $2,448,000 ($32.00 per limited partnership unit) to the partners. There were no Partnership management fees paid during the nine months ended September 30, 2007, as there were no distributions from operations.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership.  During the nine months ended September 30, 2008, AIMCO Properties, L.P. exceeded this credit limit and advanced the Partnership approximately $843,000 to fund the real estate taxes at The Village in the Woods Apartments and deposits related to the refinancings at two of the Partnership’s investment properties and the second mortgage obtained on The Village in the Woods Apartments. There were no such advances during the nine months ended September 30, 2007.  The advances bore interest at the prime rate plus 2%. Interest expense for the nine months ended September 30, 2008 and 2007 was approximately $22,000 and $249,000, respectively. During the nine months ended September 30, 2008 and 2007, the Partnership made payments of approximately $1,174,000 and $2,800,000, respectively, on the advances and associated accrued interest from proceeds from the refinancing of two of the Partnership’s investment properties and the second mortgage obtained on The Village in the Woods Apartments in 2008 and proceeds from the second mortgage obtained on Peakview Place Apartments in 2007 (as discussed in Note C). At December 31, 2007, the total outstanding advances and accrued interest due to AIMCO Properties, L.P. was approximately $309,000 and was included in due to affiliates.  There were no outstanding advances or associated interest due at September 30, 2008. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the nine months ended September 30, 2008, the Partnership was charged by AIMCO and its affiliates approximately $296,000 for insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2008 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $314,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2007.

Note C – Refinancing of Mortgage Notes Payable

On June 30, 2008, the Partnership refinanced the mortgage encumbering Hampden Heights Apartments. The refinancing replaced the existing mortgage of approximately $6,130,000, with a new mortgage in the amount of $14,082,000.  The new mortgage requires monthly payments of principal and interest beginning on August 1, 2008 until the loan matures July 1, 2014, with a fixed interest rate of 5.91% and a balloon payment of approximately $12,873,000 due at maturity. Total capitalized loan costs associated with the new mortgage were approximately $153,000 for the nine months ended September 30, 2008 and are included in other assets. The Partnership recorded a loss on the early extinguishment of debt of approximately $4,000, which is included in interest expense, as a result of the write off of unamortized loan costs. As a condition of the new mortgage, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage.

On June 30, 2008, the Partnership refinanced the mortgage encumbering Creekside Apartments. The refinancing replaced the existing mortgage, of approximately $5,534,000, with a new mortgage in the amount of $14,625,000.  The new mortgage requires monthly payments of principal and interest beginning on August 1, 2008 until the loan matures July 1, 2014 with a fixed interest rate of 5.82% and a balloon payment of approximately $13,352,000 due at maturity. If no event of default exists at maturity, the maturity date will automatically be extended for one additional year, to July 1, 2015. Total capitalized loan costs associated with the new mortgage were approximately $157,000 for the nine months ended September 30, 2008 and are included in other assets. The Partnership recorded a loss on the early extinguishment of debt of approximately $3,000, which is included in interest expense, as a result of the write off of unamortized loan costs. As a condition of the new mortgage, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage.

On June 25, 2008, the Partnership obtained a second mortgage in the principal amount of $8,600,000 on The Village in the Woods Apartments. The second mortgage requires monthly payments of principal and interest beginning on August 1, 2008 until the loan matures February 1, 2020, with a fixed interest rate of 6.43% and a balloon payment of approximately $6,996,000 due at maturity.  Total capitalized loan costs associated with the new mortgage were approximately $79,000 for the nine months ended September 30, 2008 and are included in other assets.  If no event of default exists at maturity, the maturity date will be automatically extended for one additional year to February 1, 2021. The Partnership may prepay the second mortgage subject to a prepayment penalty.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage financing.

In connection with the second mortgage, the Partnership also agreed to certain modifications of the first mortgage encumbering The Village in the Woods Apartments.  The modification includes monthly payments of principal and interest of approximately $86,000, beginning August 1, 2008 until the loan matures February 1, 2020, with a fixed interest rate of 8.56% and a balloon payment of approximately $9,557,000 due at maturity.  Total loan costs associated with the modification of the existing mortgage were approximately $90,000 for the nine months ended September 30, 2008 and are included in general and administrative expenses.  If no event of default exists at maturity, the maturity date will be automatically extended for one additional year to February 1, 2021. The previous terms of the first mortgage consisted of a fixed interest rate of 8.56% per annum and monthly payments of principal and interest of approximately $126,000 through the maturity date of February 1, 2020, at which date the mortgage was scheduled to be fully amortized. The Partnership may prepay the first mortgage subject to a prepayment penalty.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee certain obligations and liabilities of the Partnership with respect to the modified loan.

On August 31, 2007, the Partnership obtained a second mortgage in the principal amount of $3,250,000 on Peakview Place Apartments. The second mortgage bears interest at a fixed rate of 5.93% per annum and requires monthly payments of principal and interest of approximately $19,000 beginning on October 1, 2007 through the January 1, 2018 maturity date, with a balloon payment of approximately $2,697,000 due at maturity. If no event of default exists at maturity, the maturity date will automatically be extended for one additional year, to January 1, 2019. As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage financing. In connection with the second mortgage, loan costs of approximately $58,000 were capitalized and are included in other assets, of which approximately $50,000 was incurred during the nine months ended September 30, 2007.

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

Note D – Casualty Event

In September 2008, The Village in the Woods Apartments sustained damages from Hurricane Ike of approximately $700,000, including estimated clean up costs of approximately $175,000 which were included in operating expenses during the three and nine months ended September 30, 2008.  The Partnership does not expect to recognize a loss as insurance proceeds are anticipated to be sufficient to cover the costs of any damages.

Note E – Contingencies

The Partnership has previously disclosed in its quarterly, annual and current reports the legal proceedings related to the Nuanes and Heller actions. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeal had remanded the matter for further findings. On August 31, 2006, an objector filed an appeal from the order. The Court of Appeal issued an opinion on February 20, 2008, affirming the order approving the settlement and judgment entered thereto, and the California Supreme Court thereafter denied the objector’s petition for review.  All appeals have now been exhausted, and the Court’s order approving the settlement and entering judgment is now final. Payments associated with the settlement were disbursed during September 2008.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards

Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts will be dismissed. During the three months ended September 30, 2008, the Partnership was charged approximately $2,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements. The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure. Affiliates of the Managing General Partner have implemented policies, procedures, third-party audits and training and the Managing General Partner believes that these measures will prevent or eliminate mold exposure and will minimize the effects that mold may haev on residents. To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions. Because the law regarding mold is unsettled and subject to change the Managing General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

The Partnership's investment properties consist of four apartment complexes.  The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2008 and 2007:

	Average Occupancy
Property	2008	2007

Peakview Place Apartments	97%	97%
Englewood, Colorado
Creekside Apartments	97%	97%
Denver, Colorado
Hampden Heights Apartments	97%	97%
Denver, Colorado
The Village in the Woods Apartments	95%	94%
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

Results of Operations

The Partnership realized a net loss of approximately $938,000 and $1,732,000 for the three and nine months ended September 30, 2008, respectively, compared to net loss of approximately $535,000 and $1,532,000 for the three and nine months ended September 30, 2007, respectively. The increase in net loss for the three and nine months ended September 30, 2008 is due to an increase in total expenses, partially offset by an increase in total revenues.  Total revenues increased for both the three and nine months ended September 30, 2008 primarily due to an increase in rental income as a result of increases in the average rental rates at all of the Partnership’s investment properties and decreases in bad debt expense primarily at Peakview Place Apartments and The Village in the Woods Apartments.

The increase in total expenses for the three and nine months ended September 30, 2008 is due to increases in operating, depreciation and interest expenses. Total expenses also increased during the nine months ended September 30, 2008 due to an increase in general and administrative expenses, which remained relatively constant for the three months ended September 30, 2008.  Property tax expenses remained relatively constant for both the comparable periods.  Operating expenses increased for the three months period due to costs related to damages incurred at The Village in the Woods Apartments resulting from Hurricane Ike in September 2008 and repairs related to other minor damage claims at all of the Partnership’s investment properties and a decrease in capitalized payroll costs at Peakview Place Apartments, Creekside Apartments and Hampden Heights Apartments, partially offset by decreases in temporary agency costs at Peakview Place Apartments, Creekside Apartments and Hampden Heights Apartments and insurance premiums at Peakview Place Apartments and The Village in the Woods Apartments.  Operating expenses increased for the nine month period due to increases in salaries and related benefits at Creekside Apartments and Hampden Heights Apartments, utilities at Creekside Apartments and costs related to damages incurred at The Village in the Woods Apartments resulting from Hurricane Ike in September 2008 and repairs related to other minor damage claims primarily at Creekside Apartments, partially offset by decreases in temporary agency costs at Peakview Place Apartments, Creekside Apartments and Hampden Heights Apartments and insurance premiums at Peakview Apartments and The Village in the Woods Apartments. Interest expense increased for both periods due to higher average debt balances at Creekside Apartments, Hampden Heights Apartments and The Village in the Woods Apartments as a result of additional financing in 2008, a higher average debt balance at Peakview Place Apartments as a result of additional financing in 2007 and decreases in capitalized interest at Creekside Apartments and Hampden Heights Apartments, partially offset by a decrease in interest incurred on advances from an affiliate of the Managing General Partner.  Depreciation expense increased for both periods due to property improvements and replacements being placed into service at all of the Partnership’s investment properties during the past twelve months.

In September 2008, The Village in the Woods Apartments sustained damages from Hurricane Ike of approximately $700,000, including estimated clean up costs of approximately $175,000 which were included in operating expenses during the three and nine months ended September 30, 2008.  The Partnership does not expect to recognize a loss as insurance proceeds are anticipated to be sufficient to cover the costs of any damages.

General and administrative expenses increased for the nine months ended September 30, 2008 primarily due to costs incurred related to the modification of the existing mortgage at The Village in the Woods Apartments. Also included in general and administrative expenses for the three and nine months ended September 30, 2008 and 2007 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with the investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At September 30, 2008, the Partnership had cash and cash equivalents of approximately $1,037,000 compared to approximately $1,199,000 at September 30, 2007.  The increase in cash and cash equivalents of approximately $657,000 from December 31, 2007, is due to approximately $2,269,000 of cash provided by financing activities, partially offset by approximately $1,368,000 and $244,000 of cash used in investing and operating activities, respectively. Cash provided by financing activities consisted of advances from affiliates and proceeds from mortgage notes payable, partially offset by distributions to partners, loan costs paid, payments of principal made on the mortgages encumbering the Partnership’s properties, repayment of mortgage notes payable and repayment of advances from affiliate. Cash used in investing activities consisted of property improvements and replacements, partially offset by net receipts from escrow accounts maintained by the mortgage lenders.   The Partnership invests its working capital reserves in interest bearing accounts.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership.  During the nine months ended September 30, 2008, AIMCO Properties, L.P. exceeded this credit limit and advanced the Partnership approximately $843,000 to fund the real estate taxes at The Village in the Woods Apartments and deposits related to the refinancings at two of the Partnership’s investment properties and the second mortgage obtained on The Village in the Woods Apartments. There were no such advances during the nine months ended September 30, 2007.  The advances bore interest at the prime rate plus 2%. Interest expense for the nine months ended September 30, 2008 and 2007 was approximately $22,000 and $249,000, respectively. During the nine months ended September 30, 2008 and 2007, the Partnership made payments of approximately $1,174,000 and $2,800,000, respectively, on the advances and associated accrued interest from proceeds from the refinancing of two of the Partnership’s investment properties and the second mortgage obtained on The Village in the Woods Apartments in 2008 and proceeds from the second mortgage obtained on Peakview Place Apartments in 2007 (as discussed in Note C). At December 31, 2007, the total outstanding advances and accrued interest due to AIMCO Properties, L.P. was approximately $309,000 and was included in due to affiliates.  There were no outstanding advances or associated interest due at September 30, 2008. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

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

Peakview Place Apartments

During the nine months ended September 30, 2008, the Partnership completed approximately $228,000 of capital improvements at Peakview Place Apartments, consisting primarily of water heater and kitchen and bath upgrades, major landscaping and floor covering replacement. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2008.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Creekside Apartments

During the nine months ended September 30, 2008, the Partnership completed approximately $421,000 of capital improvements at Creekside Apartments, consisting primarily of boiler/cooling tower upgrades, heating and air conditioning upgrades, appliance upgrades, roof replacement, furniture replacements, wood flooring and floor covering replacements. These improvements were funded from operating cash flow and replacement reserves.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Hampden Heights Apartments

During the nine months ended September 30, 2008, the Partnership completed approximately $266,000 of capital improvements at Hampden Heights Apartments, consisting primarily of recreation facility improvements, air conditioning and appliance replacements and floor covering replacement. These improvements were funded from operating cash flow and replacement reserves.  The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Village in the Woods Apartments

During the nine months ended September 30, 2008, the Partnership completed approximately $346,000 of capital improvements at The Village in the Woods Apartments consisting primarily of cabinets and countertop upgrades, appliance, air conditioning and floor covering replacements.  These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, other than replacement costs associated with damages sustained from Hurricane Ike, certain routine capital expenditures are anticipated during the remainder of 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. On June 30, 2008, the Partnership refinanced the mortgage encumbering Hampden Heights Apartments. The refinancing replaced the existing mortgage of approximately $6,130,000, with a new mortgage in the amount of $14,082,000.  The new mortgage requires monthly payments of principal and interest beginning on August 1, 2008 until the loan matures July 1, 2014, with a fixed interest rate of 5.91% and a balloon payment of approximately $12,873,000 due at maturity. Total capitalized loan costs associated with the new mortgage were approximately $153,000 for the nine months ended September 30, 2008 and are included in other assets. The Partnership recorded a loss on the early extinguishment of debt of approximately $4,000, which is included in interest expense, as a result of the write off of unamortized loan costs. As a condition of the new mortgage, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage.

On June 30, 2008, the Partnership refinanced the mortgage encumbering Creekside Apartments. The refinancing replaced the existing mortgage, of approximately $5,534,000, with a new mortgage in the amount of $14,625,000.  The new mortgage requires monthly payments of principal and interest beginning on August 1, 2008 until the loan matures July 1, 2014 with a fixed interest rate of 5.82% and a balloon payment of approximately $13,352,000 due at maturity. If no event of default exists at maturity, the maturity date will automatically be extended for one additional year, to July 1, 2015. Total capitalized loan costs associated with the new mortgage were approximately $157,000 for the nine months ended September 30, 2008 and are included in other assets. The Partnership recorded a loss on the early extinguishment of debt of approximately $3,000, which is included in interest expense, as a result of the write off of unamortized loan costs. As a condition of the new mortgage, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage.

On June 25, 2008, the Partnership obtained a second mortgage in the principal amount of $8,600,000 on The Village in the Woods Apartments. The second mortgage requires monthly payments of principal and interest beginning on August 1, 2008 until the loan matures February 1, 2020, with a fixed interest rate of 6.43% and a balloon payment of approximately $6,996,000 due at maturity.  Total capitalized loan costs associated with the new mortgage were approximately $79,000 for the nine months ended September 30, 2008 and are included in other assets.  If no event of default exists at maturity, the maturity date will be automatically extended for one additional year to February 1, 2021. The Partnership may prepay the second mortgage subject to a prepayment penalty.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage financing.

In connection with the second mortgage, the Partnership also agreed to certain modifications of the first mortgage encumbering The Village in the Woods Apartments.  The modification includes monthly payments of principal and interest of approximately $86,000, beginning August 1, 2008 until the loan matures February 1, 2020, with a fixed interest rate of 8.56% and a balloon payment of approximately $9,557,000 due at maturity.  Total loan costs associated with the modification of the existing mortgage were approximately $90,000 for the nine months ended September 30, 2008 and are included in general and administrative expenses.  If no event of default exists at maturity, the maturity date will be automatically extended for one additional year to February 1, 2021. The previous terms of the first mortgage consisted of a fixed interest rate of 8.56% per annum and monthly payments of principal and interest of approximately $126,000 through the maturity date of February 1, 2020, at which date the mortgage was scheduled to be fully amortized. The Partnership may prepay the first mortgage subject to a prepayment penalty.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee certain obligations and liabilities of the Partnership with respect to the modified loan.

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

The Partnership distributed the following amounts during the nine months ended September 30, 2008 and 2007 (in thousands, except per unit data):

	Nine Months		Nine Months
	Ended	Per Limited	Ended	Per Limited
	September 30,	Partnership	September 30,	Partnership
	2008	Unit	2007	Unit

Refinance (1)	$ 22,040	$287.99	$ --	$ --

(1)   Distribution consists of refinance proceeds from the June 2008 refinances of Creekside Apartments and Hampden Heights Apartments and the second mortgage obtained on The Village in the Woods Apartments in June 2008.

Approximately $2,448,000 in Partnership management fees were incorrectly paid with distributions to the partners from refinancing proceeds during the nine months ended September 30, 2008 and are included in due from affiliate at September 30, 2008. Subsequent to September 30, 2008, the Partnership management fees were reimbursed to the Partnership and the Partnership distributed approximately $2,448,000 ($32.00 per limited partnership unit) to the partners.

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 52,866 limited partnership units (the "Units") in the Partnership representing 70.49% of the outstanding Units at September 30, 2008. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 70.49% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, DeForest Ventures I L.P., from whom AIMCO, through its merger with Insignia Financial Group, Inc., acquired 25,833.5 (approximately 34.45%) of its Units, had agreed for the benefit of third party unitholders, that it would vote such Units: (i) against any increase in compensation payable to the General Partner and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party Unit holders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates right to vote each Unit held. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner owes fiduciary duties to both the General Partner and AIMCO as the sole stockholder of the Managing General Partner.

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

Capitalized Costs Related to Redevelopment and Construction Projects

The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects. Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 34, “Capitalization of Interest Costs”, and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.” Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.

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

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

The Partnership has previously disclosed in its quarterly, annual and current reports the legal proceedings related to the Nuanes and Heller actions. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeal had remanded the matter for further findings. On August 31, 2006, an objector filed an appeal from the order. The Court of Appeal issued an opinion on February 20, 2008, affirming the order approving the settlement and judgment entered thereto, and the California Supreme Court thereafter denied the objector’s petition for review.  All appeals have now been exhausted, and the Court’s order approving the settlement and entering judgment is now final. Payments associated with the settlement were disbursed during September 2008.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts will be dismissed. During the three months ended September 30, 2008, the Partnership was charged approximately $2,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

Item 6.     Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTURY PROPERTIES FUND XVII, LP

By: Fox Partners
General Partner

By: Fox Capital Management Corporation
Managing General Partner

Date: November 14, 2008	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: November 14, 2008	By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

CENTURY PROPERTIES FUND XVII, LP

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

3.5           Certificate of Merger of Century Properties Fund, XVII into Century Properties Fund XVII, LP, dated October 29, 2008.

3.6           Amendment to Amended and Restated Limited Partnership Agreement of Registrant, dated September 18, 2008.

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

10.18         Amended and Restated Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing (Recast Transaction) dated June 25, 2008 between Century Properties Fund XVII, a California limited partnership, and Federal Home Loan Mortgage Corporation, incorporated by reference to the Registrant’s Quarterly Report Form 10-Q for the quarterly period ended June 30, 2008.

10.19         Amended and Restated Multifamily Note (Recast Transaction) dated June 25, 2008 between Century Properties Fund XVII, a California limited partnership, and Federal Home Loan Mortgage Corporation, incorporated by reference to the Registrant’s Quarterly Report Form 10-Q for the quarterly period ended June 30, 2008.

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