Form 10-K
period 2008-12-31
CENTURY PROPERTIES FUND XVII
filed 2009-03-24
CIK 356472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

Form 10-K

       (Mark One)

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

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

Registrant's telephone number, including area code (864) 239-1000

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Units of Limited Partnership Interest

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were last sold, or the average bid and asked prices of such partnership interests as of the last business day of the registrant’s most recently completed second fiscal quarter.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Annual Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s properties and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risk; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto, as well as the section entitled “Risk Factors” described in Item 1A of this Annual Report and the other documents the Partnership files from time to time with the Securities and Exchange Commission.

                                       PART I

Item 1.     Business.

Century Properties Fund XVII, LP (the "Partnership" or the "Registrant") was organized in November 1981 as a California limited partnership under the Uniform Limited Partnership Act of the California Corporations Code.  Fox Partners (the “General Partner”), a California general partnership, is the general partner of the Partnership. The general partners of Fox Partners are Fox Capital Management Corporation (“FCMC” or the “Managing General Partner"), a California corporation, Fox Realty Investors ("FRI"), a California general partnership, and CPF XVII LLC.  NPI Equity Investments II Inc., a Florida Corporation ("NPI Equity"), is the general partner of FRI. FCMC and NPI Equity are affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2021, unless terminated prior to such date.

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

1A. Risk Factors.

The risk factors noted in this section and other factors noted throughout this Annual Report describe certain risks and uncertainties that could cause the Partnership’s actual results to differ materially from those contained in any forward-looking statement.

The Partnership’s existing and future debt financing could render it unable to operate, result in foreclosure on its properties, prevent it from making distributions on its equity or otherwise adversely affect its liquidity.

The Partnership is subject to the risk that its cash flow from operations will be insufficient to make required payments of principal and interest, and the risk that existing indebtedness may not be refinanced or that the terms of any refinancing will not be as favorable as the terms of existing indebtedness. If the Partnership fails to make required payments of principal and interest on secured debt, its lender could foreclose on the properties securing such debt, which would result in loss of income and asset value to the Partnership.  Payments of principal and interest may leave the Partnership with insufficient cash resources to operate its properties or pay distributions.

Disruptions in the financial markets could affect the Partnership’s ability to obtain financing and the cost of available financing and could adversely affect the Partnership’s liquidity.

The Partnership’s ability to obtain financing and the cost of such financing depends on the overall condition of the United States credit markets and the level of involvement of certain government sponsored entities, specifically, Federal Home Loan Mortgage Corporation, or Freddie Mac, and Federal National Mortgage Association, or Fannie Mae, in secondary credit markets.  Recently the United States credit markets have experienced significant liquidity disruptions, which have caused the spreads on debt financings to widen considerably and have made obtaining financing more difficult.  Further or prolonged disruptions in the credit markets could result in Freddie Mac or Fannie Mae reducing their level of involvement in secondary credit markets which would adversely affect the Partnership’s ability to obtain non-recourse property debt financing.

Failure to generate sufficient net operating income may limit the Partnership’s ability to fund necessary capital expenditures or the Partnership’s ability to make distributions to its partners.

The Partnership’s ability to fund necessary capital expenditures on its properties depends on its ability to generate net operating income in excess of required debt payments.  If the Partnership is unable to fund capital expenditures on its properties, the Partnership may not be able to preserve the competitiveness of its properties, which could adversely affect the Partnership’s net operating income.

The Partnership’s ability to make distributions to its partners depends on its ability to generate net operating income in excess of required debt payments and capital expenditure requirements. Net operating income and liquidity may be adversely affected by events or conditions beyond the Partnership’s control, including:

  the general economic climate;
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
  changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multifamily housing; and
  changes in interest rates and the availability of financing.

Competition could limit the Partnership’s ability to lease apartments or increase or maintain rents.

The Partnership’s apartment properties compete for residents with other housing alternatives, including other rental apartments, condominiums and single-family homes that are available for rent, as well as new and existing condominiums and single-family homes for sale. Competitive residential housing in a particular area could adversely affect the Partnership’s ability to lease apartments and to increase or maintain rental rates.  The current challenges in the credit and housing markets have increased housing inventory that competes with the Partnership’s properties.

Laws benefiting disabled persons may result in the Partnership’s incurrence of unanticipated expenses.

Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990, to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership’s properties, or affect  renovations of the properties. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Partnership believes that its properties are substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA in connection with the ongoing operation of its properties.

Potential liability or other expenditures associated with potential environmental contamination may be costly.

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property, including lead-based paint. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its properties, the Partnership could potentially be liable for environmental liabilities or costs associated with its properties.

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

A further description of the Partnership's business is included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10-K.

Item 2.     Properties.

The following table sets forth the Partnership's investments in properties:

Date of
Property	Purchase	Type of Ownership	Use

Peakview Place Apartments	09/82	Fee ownership subject	Apartment
Englewood, Colorado		to first and second	296 units
mortgages (1)

Creekside Apartments	10/82	Fee ownership subject	Apartment
Denver, Colorado		to first mortgage (1)	328 units

Hampden Heights Apartments	10/82	Fee ownership subject	Apartment
Denver, Colorado		to first mortgage (1)	376 units

The Village in the Woods	10/82	Fee ownership subject	Apartment
Apartments		to first and second	530 units
Cypress, Texas		mortgages

(1)   Property is owned by a limited partnership or limited liability corporation in which the Partnership holds a 100% interest.

Schedule of Properties

Set forth below for each of the Partnership’s properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

	Gross
	Carrying	Accumulated	Depreciable	Method of	Federal
Property	Value	Depreciation	Life

Depreciation

					Tax Basis
	(in thousands)				(in thousands)
Peakview Place Apartments	$22,690	$18,643	5-30 yrs	S/L	$ 2,099
Creekside Apartments	14,197	9,990	5-30 yrs	S/L	3,660
Hampden Heights Apartments	16,591	11,611	5-30 yrs	S/L	4,073
The Village in the Woods
Apartments	24,832	15,602	5-30 yrs	S/L	7,891
	$78,310	$55,846			$17,723

See "Note A – Organization and Summary of Significant Accounting Policies" to the consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.

	Principal				Principal
	Balance At				Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2008	Rate (1)	Amortized	Date	Maturity (2)
	(in thousands)				(in thousands)

Peakview Place
Apartments
1st mortgage	$ 9,638	7.99%	30 years	01/01/20	$ 8,121
2nd mortgage	3,196	5.93%	30 years	01/01/18	2,697
Creekside Apartments	14,549	5.82%	30 years	07/01/14	13,352
Hampden Heights
Apartments	13,995	5.91%	30 years	07/01/14	12,873
The Village in the
Woods Apartments
1st mortgage	11,076	8.56%	30 years	02/01/20	9,557
2nd mortgage	8,552	6.43%	30 years	02/01/20	6,996
	$61,006				$53,596

(1)   Fixed rate mortgages.

(2)   See “Note B – Mortgage Notes Payable” to the consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" for information with respect to the Partnership's ability to prepay these loans and other specific details about the loans.

On June 30, 2008, the Partnership refinanced the mortgage encumbering Hampden Heights Apartments. The refinancing replaced the existing mortgage of approximately $6,130,000, with a new mortgage in the amount of $14,082,000.  The new mortgage requires monthly payments of principal and interest beginning on August 1, 2008 until the loan matures July 1, 2014, with a fixed interest rate of 5.91% and a balloon payment of approximately $12,873,000 due at maturity. Total capitalized loan costs associated with the new mortgage were approximately $163,000 and are included in other assets. The Partnership recorded a loss on the early extinguishment of debt of approximately $4,000, which is included in interest expense, as a result of the write off of unamortized loan costs. As a condition of the new mortgage, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage.

On June 30, 2008, the Partnership refinanced the mortgage encumbering Creekside Apartments. The refinancing replaced the existing mortgage, of approximately $5,534,000, with a new mortgage in the amount of $14,625,000.  The new mortgage requires monthly payments of principal and interest beginning on August 1, 2008 until the loan matures July 1, 2014 with a fixed interest rate of 5.82% and a balloon payment of approximately $13,352,000 due at maturity. If no event of default exists at maturity, the maturity date will automatically be extended for one additional year, to July 1, 2015. Total capitalized loan costs associated with the new mortgage were approximately $164,000 and are included in other assets. The Partnership recorded a loss on the early extinguishment of debt of approximately $3,000, which is included in interest expense, as a result of the write off of unamortized loan costs. As a condition of the new mortgage, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage.

On June 25, 2008, the Partnership obtained a second mortgage in the principal amount of $8,600,000 on The Village in the Woods Apartments. The second mortgage requires monthly payments of principal and interest beginning on August 1, 2008 until the loan matures February 1, 2020, with a fixed interest rate of 6.43% and a balloon payment of approximately $6,996,000 due at maturity.  Total capitalized loan costs associated with the new mortgage were approximately $95,000 and are included in other assets.  If no event of default exists at maturity, the maturity date will be automatically extended for one additional year to February 1, 2021. The Partnership may prepay the second mortgage subject to a prepayment penalty.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage financing.

In connection with the second mortgage, the Partnership also agreed to certain modifications of the first mortgage encumbering The Village in the Woods Apartments.  The modification includes monthly payments of principal and interest of approximately $86,000, beginning August 1, 2008 until the loan matures February 1, 2020, with a fixed interest rate of 8.56% and a balloon payment of approximately $9,557,000 due at maturity.  Total loan costs associated with the modification of the existing mortgage were approximately $90,000 and are included in general and administrative expenses.  If no event of default exists at maturity, the maturity date will be automatically extended for one additional year to February 1, 2021. The previous terms of the first mortgage consisted of a fixed interest rate of 8.56% per annum and monthly payments of principal and interest of approximately $126,000 through the maturity date of February 1, 2020, at which date the mortgage was scheduled to be fully amortized. The Partnership may prepay the first mortgage subject to a prepayment penalty.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee certain obligations and liabilities of the Partnership with respect to the modified loan.

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

Schedule of Rental Rates and Occupancy

Average annual rental rates and occupancy for 2008 and 2007 for each property are as follows:

	Average Annual		Average Annual
	Rental Rates		Occupancy
	(per unit)
Property	2008	2007	2008	2007

Peakview Place Apartments	$ 9,355	$ 8,965	98%	96%
Creekside Apartments	7,431	6,994	97%	97%
Hampden Heights Apartments	6,940	6,404	97%	97%
The Village in the Woods
Apartments	8,177	8,030	95%	95%

As noted under "Item 1. Business", the real estate industry is highly competitive. All of the Partnership's properties are subject to competition from other apartment complexes in the area. The Managing General Partner believes that all of the properties are adequately insured. The properties are apartment complexes which lease units for terms of one year or less. No tenant leases 10% or more of the available rental space. All of the properties are in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Real Estate Taxes and Rates

Real estate taxes and rates in 2008 for each property were as follows:

	2008	2008
	Billing	Rate
	(in thousands)

Peakview Place Apartments	$140	9.30%
Creekside Apartments	99	6.68%
Hampden Heights Apartments	96	6.68%
The Village in the Woods Apartments	353	2.43%

Capital Improvements

Peakview Place Apartments

During the year ended December 31, 2008, the Partnership completed approximately $278,000 of capital improvements at Peakview Place Apartments, consisting primarily of water heater and kitchen and bath upgrades, major landscaping and floor covering replacement. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Creekside Apartments

During the year ended December 31, 2008, the Partnership completed approximately $338,000 of capital improvements at Creekside Apartments, consisting primarily of boiler/cooling tower upgrades, heating and air conditioning upgrades, appliance upgrades, roof replacement, furniture replacements, wood flooring and floor covering replacements.  These improvements were funded from operating cash flow and replacement reserves. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2009. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Hampden Heights Apartments

During the year ended December 31, 2008, the Partnership completed approximately $340,000 of capital improvements at Hampden Heights Apartments, consisting primarily of recreation facility improvements, air conditioning and appliance replacements and floor covering replacement. These improvements were funded from operating cash flow and replacement reserves. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2009. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Village in the Woods Apartments

During the year ended December 31, 2008, the Partnership completed approximately $607,000 of capital improvements at The Village in the Woods Apartments, consisting primarily of parking area improvements, cabinets and countertop upgrades, appliance, air conditioning and floor covering replacements and reconstruction related to damages to the property caused by Hurricane Ike in September 2008.  These improvements were funded from operating cash flow. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

Item 3.     Legal Proceedings.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts will be dismissed. During the fourth quarter of 2008, the Partnership paid approximately $2,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

Item 4.     Submission of Matters to a Vote of Security Holders.

The Unit holders of the Registrant did not vote on any matter through the solicitation of proxies or otherwise during the quarter ended December 31, 2008.

PART II

Item 5.     Market for the Registrant's Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities.

The Partnership, a publicly held limited partnership, sold 75,000 units of limited partnership interest (the "Units") aggregating $75,000,000 during its offering period. The Partnership currently has 75,000 Units outstanding and 2,359 Limited Partners of record.  Affiliates of the Managing General Partner owned 52,866 Units or 70.49% at December 31, 2008.  No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership distributed the following amounts during the years ended December 31, 2008 and 2007 (in thousands, except per unit data):

	Year		Year
	Ended	Per Limited	Ended	Per Limited
	December 31,	Partnership	December 31,	Partnership
	2008	Unit	2007	Unit

Refinance (1)	$ 24,488	$319.99	$ --	$ --

(1)   Distribution consists of refinance proceeds from the June 2008 refinances of Creekside Apartments and Hampden Heights Apartments and the second mortgage obtained on The Village in the Woods Apartments in June 2008.

Future cash distributions will depend on the levels of net cash generated from operations, the timing of debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital improvement expenditures, to permit any distributions to its partners in 2009 or subsequent periods. See “Item 2. Properties – Capital Improvements” for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 52,866 Units in the Partnership representing 70.49% of the outstanding Units at December 31, 2008. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 70.49% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, DeForest Ventures I L.P., from whom AIMCO, through its merger with Insignia Financial Group, Inc., acquired 25,833.5 (approximately 34.45%) of its Units, had agreed for the benefit of third party unitholders, that it would vote such Units: (i) against any increase in compensation payable to the General Partner; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party Unit holders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates’ right to vote each Unit held. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner owes fiduciary duties to both the General Partner and AIMCO as the sole stockholder of the Managing General Partner.

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

Results of Operations

The Partnership realized a net loss of approximately $2,565,000 for the year ended December 31, 2008 compared to a net loss of approximately $1,890,000 for the year ended December 31, 2007.  The increase in net loss is due to an increase in total expenses and a casualty loss in 2008, partially offset by an increase in total revenues.  Total revenues increased for the year ended December 31, 2008 due to increases in rental and other income.  Rental income increased as a result of increases in the average rental rates at all of the Partnership’s investment properties and a decrease in bad debt expense primarily at Peakview Place Apartments.  Other income increased due to increases in utility reimbursements and other fees, partially offset by a decrease in interest income as a result of lower average cash balances at all of the Partnership’s investment properties.

The increase in total expenses for the year ended December 31, 2008 is due to increases in operating, general and administrative, depreciation and interest expenses. Property taxes remained relatively constant for the comparable periods. Operating expenses increased due to costs related to damages incurred at The Village in the Woods Apartments resulting from Hurricane Ike in September 2008, repairs related to minor damage claims at Creekside Apartments and increases in salaries and related benefits and utilities at all of the Partnership’s investment properties, partially offset by decreases in temporary agency costs at Peakview Place Apartments, Creekside Apartments and Hampden Heights Apartments, employee housing at Peakview Place Apartments and legal fees associated with the settlement of a minor vendor dispute at The Village in the Woods Apartments in 2007. Depreciation expense increased due to property improvements and replacements being placed into service at all of the Partnership’s investment properties during the past twelve months. Interest expense increased due to higher average debt balances at Creekside Apartments, Hampden Heights Apartments and The Village in the Woods Apartments as a result of additional financing in 2008, a higher average debt balance at Peakview Place Apartments as a result of additional financing in 2007 and decreases in capitalized interest at Creekside Apartments and Hampden Heights Apartments, partially offset by a decrease in interest incurred on advances from an affiliate of the Managing General Partner.

In September 2008, The Village in the Woods Apartments sustained damages from Hurricane Ike of approximately $234,000, including clean up costs of approximately $178,000, which were included in operating expenses during the year ended December 31, 2008. During the year ended December 31, 2008, the Partnership recorded a casualty loss of approximately $4,000 as a result of the write off of undepreciated damaged assets of approximately $4,000. The Partnership does not anticipate receiving any insurance proceeds.

General and administrative expenses increased for the year ended December 31, 2008 primarily due to costs incurred related to the modification of the existing mortgage at The Village in the Woods Apartments. Also included in general and administrative expenses for the year ended December 31, 2008 and 2007 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with the investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At December 31, 2008, the Partnership had cash and cash equivalents of approximately $930,000 compared to approximately $380,000 at December 31, 2007.  The increase in cash and cash equivalents of approximately $550,000 is due to approximately $2,570,000 of cash provided by operating activities, partially offset by approximately $1,609,000 and $411,000 of cash used in investing and financing activities, respectively. Cash used in investing activities consisted of property improvements and replacements, partially offset by net receipts from escrow accounts maintained by the mortgage lenders.  Cash used in financing activities consisted of distributions to partners, loan costs paid, payments of principal made on the mortgages encumbering the Partnership’s investment properties, repayment of mortgage notes payable and repayment of advances from affiliate, partially offset by advances from affiliates and proceeds from mortgage notes payable. The Partnership invests its working capital reserves in interest bearing accounts.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the year ended December 31, 2008, AIMCO Properties, L.P. exceeded this credit limit and advanced the Partnership approximately $843,000 to fund the real estate taxes at The Village in the Woods Apartments and deposits related to the refinancing at two of the Partnership’s investment properties and the second mortgage obtained on The Village in the Woods Apartments. There were no such advances during the year ended December 31, 2007.  The advances bore interest at the prime rate plus 2%.  Interest expense for the years ended December 31, 2008 and 2007 was approximately $22,000 and $267,000, respectively. During the years ended December 31, 2008 and 2007, the Partnership made payments of approximately $1,174,000 and $3,350,000, respectively, on the advances and associated accrued interest from proceeds from the refinancing of two of the Partnership’s investment properties and the second mortgage obtained on The Village in the Woods Apartments in 2008 and proceeds from the second mortgage obtained on Peakview Place Apartments in 2007 (as discussed in Note B of “Item 8. Financial Statements and Supplementary Data”). At December 31, 2007, the total outstanding advances and accrued interest due to AIMCO Properties, L.P. was approximately $309,000 and was included in due to affiliates on the consolidated balance sheets included in “Item 8. Financial Statements and Supplementary Data”. There were no outstanding advances or associated interest due at December 31, 2008. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. The Partnership regularly evaluates the capital improvement needs of the properties. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2009. Such capital expenditures will depend on the physical condition of the properties as well as anticipated cash flow generated by the properties.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. On June 30, 2008, the Partnership refinanced the mortgage encumbering Hampden Heights Apartments. The refinancing replaced the existing mortgage of approximately $6,130,000, with a new mortgage in the amount of $14,082,000.  The new mortgage requires monthly payments of principal and interest beginning on August 1, 2008 until the loan matures July 1, 2014, with a fixed interest rate of 5.91% and a balloon payment of approximately $12,873,000 due at maturity. Total capitalized loan costs associated with the new mortgage were approximately $163,000 and are included in other assets. The Partnership recorded a loss on the early extinguishment of debt of approximately $4,000, which is included in interest expense, as a result of the write off of unamortized loan costs. As a condition of the new mortgage, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage.

On June 30, 2008, the Partnership refinanced the mortgage encumbering Creekside Apartments. The refinancing replaced the existing mortgage, of approximately $5,534,000, with a new mortgage in the amount of $14,625,000.  The new mortgage requires monthly payments of principal and interest beginning on August 1, 2008 until the loan matures July 1, 2014 with a fixed interest rate of 5.82% and a balloon payment of approximately $13,352,000 due at maturity. If no event of default exists at maturity, the maturity date will automatically be extended for one additional year, to July 1, 2015. Total capitalized loan costs associated with the new mortgage were approximately $164,000 and are included in other assets. The Partnership recorded a loss on the early extinguishment of debt of approximately $3,000, which is included in interest expense, as a result of the write off of unamortized loan costs. As a condition of the new mortgage, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage.

On June 25, 2008, the Partnership obtained a second mortgage in the principal amount of $8,600,000 on The Village in the Woods Apartments. The second mortgage requires monthly payments of principal and interest beginning on August 1, 2008 until the loan matures February 1, 2020, with a fixed interest rate of 6.43% and a balloon payment of approximately $6,996,000 due at maturity.  Total capitalized loan costs associated with the new mortgage were approximately $95,000 and are included in other assets.  If no event of default exists at maturity, the maturity date will be automatically extended for one additional year to February 1, 2021. The Partnership may prepay the second mortgage subject to a prepayment penalty.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage financing.

In connection with the second mortgage, the Partnership also agreed to certain modifications of the first mortgage encumbering The Village in the Woods Apartments.  The modification includes monthly payments of principal and interest of approximately $86,000, beginning August 1, 2008 until the loan matures February 1, 2020, with a fixed interest rate of 8.56% and a balloon payment of approximately $9,557,000 due at maturity.  Total loan costs associated with the modification of the existing mortgage were approximately $90,000 and are included in general and administrative expenses.  If no event of default exists at maturity, the maturity date will be automatically extended for one additional year to February 1, 2021. The previous terms of the first mortgage consisted of a fixed interest rate of 8.56% per annum and monthly payments of principal and interest of approximately $126,000 through the maturity date of February 1, 2020, at which date the mortgage was scheduled to be fully amortized. The Partnership may prepay the first mortgage subject to a prepayment penalty.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee certain obligations and liabilities of the Partnership with respect to the modified loan.

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

The Partnership distributed the following amounts during the year ended December 31, 2008 and 2007 (in thousands, except per unit data):

	Year Ended	Per Limited	Year Ended	Per Limited
	December 31,	Partnership	December 31,	Partnership
	2008	Unit	2007	Unit

Refinance (1)	$ 24,488	$319.99	$ --	$ --

(1)   Distribution consists of refinance proceeds from the June 2008 refinances of Creekside Apartments and Hampden Heights Apartments and the second mortgage obtained on The Village in the Woods Apartments in June 2008.

Future cash distributions will depend on the levels of net cash generated from operations, the timing of debt maturities, refinancings and/or property sales. The Partnership’s cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital improvement expenditures, to permit any distributions to its partners in 2009 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 52,866 Units in the Partnership representing 70.49% of the outstanding Units at December 31, 2008. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 70.49% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, DeForest Ventures I L.P., from whom AIMCO, through its merger with Insignia Financial Group, Inc., acquired 25,833.5 (approximately 34.45%) of its Units, had agreed for the benefit of third party unitholders, that it would vote such Units: (i) against any increase in compensation payable to the General Partner; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party Unit holders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates’ right to vote each Unit held. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner owes fiduciary duties to both the General Partner and AIMCO as the sole stockholder of the Managing General Partner.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in "Note A – Organization and Summary of Significant Accounting Policies" which is included in the consolidated financial statements in "Item 8. Financial Statements and Supplementary Data".  The Managing General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the consolidated financial statements with useful and reliable information about the Partnership’s operating results and financial condition.  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  Judgments and assessments of uncertainties are required in applying the Partnership’s accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

Item 8.     Financial Statements and Supplementary Data.

CENTURY PROPERTIES FUND XVII, LP

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - December 31, 2008 and 2007

Consolidated Statements of Operations - Years ended December 31, 2008 and 2007

Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2008 and 2007

Consolidated Statements of Cash Flows - Years ended December 31, 2008 and 2007

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Century Properties Fund XVII, LP

We have audited the accompanying consolidated balance sheets of Century Properties Fund XVII, LP as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2008.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Properties Fund XVII, LP at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the two years in the periods ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 19, 2009

                          CENTURY PROPERTIES FUND XVII, LP

                             CONSOLIDATED BALANCE SHEETS

                          (in thousands, except unit data)

	December 31,
	2008	2007

Assets
Cash and cash equivalents	$ 930	$ 380
Receivables and deposits	509	819
Restricted escrows	--	117
Other assets	834	518
Investment properties (Notes B and E):
Land	5,763	5,763
Buildings and related personal property	72,547	71,009
	78,310	76,772
Less accumulated depreciation	(55,846)	(51,154)
	22,464	25,618
	$ 24,737	$ 27,452
Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 228	$ 408
Tenant security deposit liabilities	417	394
Accrued property taxes	710	680
Other liabilities	543	573
Due to affiliates (Note D)	--	309
Mortgage notes payable (Note B)	61,006	36,202
	62,904	38,566

Partners' Deficit
General partner	(8,779)	(7,986)
Limited partners (75,000 units issued and
outstanding)	(29,388)	(3,128)
	(38,167)	(11,114)
	$ 24,737	$ 27,452

See Accompanying Notes to Consolidated Financial Statements

                          CENTURY PROPERTIES FUND XVII, LP

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                        (in thousands, except per unit data)

	Years Ended
	December 31,
	2008	2007
Revenues:
Rental income	$ 11,643	$11,053
Other income	1,663	1,577
Total revenues	13,306	12,630

Expenses:
Operating	6,320	6,015
General and administrative	555	464
Depreciation	4,713	4,468
Interest	3,567	2,901
Property taxes	712	672
Total expenses	15,867	14,520

Casualty loss (Note F)	(4)	--
Net loss (Note C)	$ (2,565)	$(1,890)

Net loss allocated to general partner	$ (303)	$ (223)
Net loss allocated to limited partners	(2,262)	(1,667)
	$ (2,565)	$(1,890)

Net loss per limited partnership unit	$ (30.16)	$(22.23)
Distributions per limited partnership unit	$ 319.99	$ --

See Accompanying Notes to Consolidated Financial Statements

                          CENTURY PROPERTIES FUND XVII, LP

               CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

                          (in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partner

Partners

				Total

Original capital contributions	75,000	$ --	$ 75,000	$ 75,000

Partners' deficit at
December 31, 2006	75,000	$(7,763)	$ (1,461)	$ (9,224)

Net loss for the year ended
December 31, 2007	--	(223)	(1,667)	(1,890)

Partners' deficit at
December 31, 2007	75,000	(7,986)	(3,128)	(11,114)

Distributions to partners		(490)	(23,998)	(24,488)

Net loss for the year ended
December 31, 2008	--	(303)	(2,262)	(2,565)

Partners' deficit at
December 31, 2008	75,000	$(8,779)	$(29,388)	$(38,167)

See Accompanying Notes to Consolidated Financial Statements

                          CENTURY PROPERTIES FUND XVII, LP

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (in thousands)

	Years Ended
	December 31,
	2008	2007
Cash flows from operating activities:
Net loss	$ (2,565)	$ (1,890)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation	4,713	4,468
Amortization of loan costs	66	44
Loss on early extinguishment of debt	7	--
Casualty loss	4	--
Change in accounts:
Receivables and deposits	310	(123)
Other assets	33	(20)
Accounts payable	(17)	(26)
Tenant security deposit liabilities	23	100
Accrued property taxes	30	(12)
Other liabilities	(30)	79
Due to affiliates	(4)	(111)
Net cash provided by operating activities	2,570	2,509
Cash flows from investing activities:
Property improvements and replacements	(1,726)	(2,197)
Net receipts from restricted escrows	117	37
Net cash used in investing activities	(1,609)	(2,160)
Cash flows from financing activities:
Payments on mortgage notes payable	(839)	(1,146)
Repayment of mortgage notes payable	(11,664)	--
Proceeds from mortgage notes payable	37,307	3,250
Distributions to partners	(24,488)	--
Loan costs paid	(422)	(58)
Repayment of advances from affiliate	(1,148)	(2,972)
Advances from affiliate	843	--
Net cash used in financing activities	(411)	(926)
Net increase (decrease) in cash and cash equivalents	550	(577)
Cash and cash equivalents at beginning of year	380	957
Cash and cash equivalents at end of year	$ 930	$ 380
Supplemental disclosure of cash flow information:
Cash paid for interest	$ 3,532	$ 2,995
Supplemental disclosure of non-cash activity:
Property improvements and replacements included
in accounts payable	$ 112	$ 275

At December 31, 2006, approximately $28,000, of property improvements and replacements were included in accounts payable, and are included in property improvements and replacements for the year ended December 31, 2007.

See Accompanying Notes to Consolidated Financial Statements

                          CENTURY PROPERTIES FUND XVII, LP

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  December 31, 2008

Note A - Organization and Summary of Significant Accounting Policies

Organization: Century Properties Fund XVII, LP (the "Partnership" or the "Registrant") is a California limited partnership organized in November 1981 to acquire and operate residential apartment complexes. The Partnership currently owns four residential apartment complexes, three of which are located in Colorado and one is located in Texas.  Fox Partners (the “General Partner”), a California general partnership, is the general partner of the Partnership. The general partners of Fox Partners are Fox Capital Management Corporation (“FCMC” or the "Managing General Partner"), Fox Realty Investors ("FRI"), and CPF XVII LLC. NPI Equity Investments II, Inc., a Florida corporation ("NPI Equity"), is the general partner of FRI. FCMC and NPI Equity are affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2021 unless terminated prior to such date.

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

Principles of Consolidation: The financial statements include all the accounts of the Partnership and Apartment CCG 17, L.P., which owns Peakview Place Apartments, Apartment Creek 17, LLC, which owns Creekside Apartments and Apartment Lodge 17, LLC, which owns Hampden Heights Apartments. The Partnership ultimately holds 100% interest in Apartment CCG 17, L.P., Apartment Creek 17, LLC, and Apartment Lodge 17, LLC. All intra-entity balances have been eliminated.

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

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks.  At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $734,000 and $256,000 at December 31, 2008 and 2007, respectively, that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits:  The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged the space and is current on rental payments.

Replacement Reserves: A replacement reserve account was established in 1998 with the refinancing proceeds for Creekside Apartments and Hampden Heights Apartments. These funds were established to complete listed repairs and replacements. The total reserve account balance at December 31, 2007 was approximately $117,000, which included interest. The reserves were released during the year ended December 31, 2008.

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

Deferred Costs: Loan costs of approximately $735,000 and $584,000, less accumulated amortization of approximately $198,000 and $396,000, are included in other assets on the accompanying consolidated balance sheets at December 31, 2008 and 2007, respectively.  The loan costs are amortized over the terms of the related loan agreements. Amortization of loan costs for the years ended December 31, 2008 and 2007 was approximately $66,000 and $44,000, respectively, and is included in interest expense. Amortization expense is expected to be approximately $83,000 for 2009, $82,000 for 2010, $81,000 for 2011, $80,000 for 2012 and $79,000 for 2013.

Leasing commissions and other direct costs incurred in connection with successful leasing efforts are deferred and amortized over the terms of the related leases.  Amortization of these costs is included in operating expenses.

Investment Properties: Investment properties consist of four apartment complexes and are stated at cost.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress in accordance with SFAS No. 34, “Capitalization of Interest Costs”, and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.”  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  During the year ended December 31, 2007, the Partnership capitalized interest of approximately $35,000 and property taxes of approximately $1,000. There were no such costs capitalized during the year ended December 31, 2008.  Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2008 and 2007.

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term long-term debt. The fair value of the Partnership's long term debt at the Partnership’s incremental borrowing rate approximates its carrying value.

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

Advertising Costs: Advertising costs of approximately $279,000 and $302,000 for the years ended December 31, 2008 and 2007, respectively, were charged to expense as incurred and are included in operating expenses.

Use of Estimates: The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Recent Accounting Pronouncements: In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy.  In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which deferred the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008.  The provisions of SFAS No. 157 are applicable to recurring fair value measurements of financial assets and liabilities for fiscal years beginning after November 15, 2007, which for the Partnership is generally limited to annual disclosures required by SFAS No. 107.  The Partnership adopted the provisions of SFAS No. 157 effective January 1, 2008, and at that time determined no transition adjustment was required.

Note B - Mortgage Notes Payable

The terms of the mortgage notes payable are as follows:

	Principal		Monthly			Principal
	Balance At		Payment			Balance
	December 31,		Including	Interest	Maturity	Due At
Property	2008	2007	Interest	Rate (1)	Date	Maturity
	(in thousands)					(in thousands)

Peakview Place
Apartments
1st mortgage	$ 9,638	$ 9,728	$ 71	7.99%	01/01/20	$ 8,121
2nd mortgage	3,196	3,240	19	5.93%	01/01/18	2,697
Creekside Apartments	14,549	5,600	86	5.82%	07/01/14	13,352
Hampden Heights
Apartments	13,995	6,203	84	5.91%	07/01/14	12,873
The Village in the
Woods Apartments
1st mortgage	11,076	11,431	86	8.56%	02/01/20	9,557
2nd mortgage	8,552	--	54	6.43%	02/01/20	6,996
	$61,006	$36,202	$ 400			$53,596

(1)   Fixed rate mortgages.

On June 30, 2008, the Partnership refinanced the mortgage encumbering Hampden Heights Apartments. The refinancing replaced the existing mortgage of approximately $6,130,000, with a new mortgage in the amount of $14,082,000.  The new mortgage requires monthly payments of principal and interest beginning on August 1, 2008 until the loan matures July 1, 2014, with a fixed interest rate of 5.91% and a balloon payment of approximately $12,873,000 due at maturity. Total capitalized loan costs associated with the new mortgage were approximately $163,000 and are included in other assets. The Partnership recorded a loss on the early extinguishment of debt of approximately $4,000, which is included in interest expense, as a result of the write off of unamortized loan costs. As a condition of the new mortgage, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage.

On June 30, 2008, the Partnership refinanced the mortgage encumbering Creekside Apartments. The refinancing replaced the existing mortgage, of approximately $5,534,000, with a new mortgage in the amount of $14,625,000.  The new mortgage requires monthly payments of principal and interest beginning on August 1, 2008 until the loan matures July 1, 2014 with a fixed interest rate of 5.82% and a balloon payment of approximately $13,352,000 due at maturity. If no event of default exists at maturity, the maturity date will automatically be extended for one additional year, to July 1, 2015. Total capitalized loan costs associated with the new mortgage were approximately $164,000 and are included in other assets. The Partnership recorded a loss on the early extinguishment of debt of approximately $3,000, which is included in interest expense, as a result of the write off of unamortized loan costs. As a condition of the new mortgage, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage.

On June 25, 2008, the Partnership obtained a second mortgage in the principal amount of $8,600,000 on The Village in the Woods Apartments. The second mortgage requires monthly payments of principal and interest beginning on August 1, 2008 until the loan matures February 1, 2020, with a fixed interest rate of 6.43% and a balloon payment of approximately $6,996,000 due at maturity.  Total capitalized loan costs associated with the new mortgage were approximately $95,000 and are included in other assets.  If no event of default exists at maturity, the maturity date will be automatically extended for one additional year to February 1, 2021. The Partnership may prepay the second mortgage subject to a prepayment penalty.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage financing.

In connection with the second mortgage, the Partnership also agreed to certain modifications of the first mortgage encumbering The Village in the Woods Apartments.  The modification includes monthly payments of principal and interest of approximately $86,000, beginning August 1, 2008 until the loan matures February 1, 2020, with a fixed interest rate of 8.56% and a balloon payment of approximately $9,557,000 due at maturity.  Total loan costs associated with the modification of the existing mortgage were approximately $90,000 and are included in general and administrative expenses.  If no event of default exists at maturity, the maturity date will be automatically extended for one additional year to February 1, 2021. The previous terms of the first mortgage consisted of a fixed interest rate of 8.56% per annum and monthly payments of principal and interest of approximately $126,000 through the maturity date of February 1, 2020, at which date the mortgage was scheduled to be fully amortized. The Partnership may prepay the first mortgage subject to a prepayment penalty.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee certain obligations and liabilities of the Partnership with respect to the modified loan.

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

Scheduled principal payments on the mortgage notes payable subsequent to December 31, 2008 are as follows (dollar amounts in thousands):

2009	$ 657
2010	737
2011	787
2012	840
2013	897
Thereafter	57,088
$61,006

Note C - Income Taxes

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership.

The following is a reconciliation of reported net loss and Federal taxable loss (in thousands, except per unit data):

	2008	2007
Net loss as reported	$(2,565)	$(1,890)
Add (deduct):
Depreciation differences	1,980	1,732
Other	300	16
Interest expense	(138)	(138)
Federal taxable loss	$ (423)	$ (280)

Federal taxable loss per limited
partnership unit	$ (4.97)	$ (3.29)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

	2008	2007
Net liabilities as reported	$(38,167)	$(11,114)
Land and buildings	6,188	5,868
Accumulated depreciation	(10,929)	(12,888)
Syndication and distribution costs	2,644	2,644
Original issue discount	2,550	2,687
Deferred sales commission	6,675	6,675
Other	309	309
Net liabilities - Federal tax basis	$(30,730)	$ (5,819)

Note D - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership’s properties as compensation for providing property management services. The Partnership was charged by affiliates approximately $656,000 and $626,000 for the years ended December 31, 2008 and 2007, respectively, which are included in operating expenses.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $374,000 and $367,000 for the years ended December 31, 2008 and 2007, respectively, which are included in general and administrative expenses and investment properties.  The portion of these reimbursements included in investment properties for the years ended December 31, 2008 and 2007 are construction management services provided by an affiliate of the Managing General Partner of approximately $166,000 and $164,000, respectively.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. There were no Partnership management fees paid during the years ended December 31, 2008 and 2007, as there were no distributions from operations.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the year ended December 31, 2008, AIMCO Properties, L.P. exceeded this credit limit and advanced the Partnership approximately $843,000 to fund the real estate taxes at The Village in the Woods Apartments and deposits related to the refinancing at two of the Partnership’s investment properties and the second mortgage obtained on The Village in the Woods Apartments. There were no such advances during the year ended December 31, 2007.  The advances bore interest at the prime rate plus 2%.  Interest expense for the years ended December 31, 2008 and 2007 was approximately $22,000 and $267,000, respectively. During the years ended December 31, 2008 and 2007, the Partnership made payments of approximately $1,174,000 and $3,350,000, respectively, on the advances and associated accrued interest from proceeds from the refinancing of two of the Partnership’s investment properties and the second mortgage obtained on The Village in the Woods Apartments in 2008 and proceeds from the second mortgage obtained on Peakview Place Apartments in 2007 (as discussed in Note B). At December 31, 2007, the total outstanding advances and accrued interest due to AIMCO Properties, L.P. was approximately $309,000 and was included in due to affiliates. There were no outstanding advances or associated interest due at December 31, 2008. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2008 and 2007, the Partnership was charged by AIMCO and its affiliates approximately $304,000 and $314,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 52,866 units of limited partnership interest (the “Units”) in the Partnership representing 70.49% of the outstanding Units at December 31, 2008. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 70.49% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, DeForest Ventures I L.P., from whom AIMCO, through its merger with Insignia Financial Group, Inc., acquired 25,833.5 (approximately 34.45%) of its Units, had agreed for the benefit of third party unitholders, that it would vote such Units: (i) against any increase in compensation payable to the General Partner; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party Unit holders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates’ right to vote each Unit held. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner owes fiduciary duties to both the General Partner and AIMCO as the sole stockholder of the Managing General Partner.

Note E – Investment Properties and Accumulated Depreciation

		Initial Cost
		To Partnership
		(in thousands)

			Buildings	Net Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)

Peakview Place Apartments	$12,834	$ 1,320	$11,879	$ 9,491
Creekside Apartments	14,549	1,366	7,307	5,524
Hampden Heights Apartments	13,995	1,575	8,580	6,436
The Village in the Woods
Apartments	19,628	2,852	20,915	1,065
Total	$61,006	$ 7,113	$48,681	$22,516

	Gross Amount At Which Carried
	At December 31, 2008
	(in thousands)

		Buildings
		And Related			Year of
		Personal		Accumulated	Construc-	Date	Depreciable
Description	Land	Property	Total	Depreciation	tion	Acquired	Life
			(in thousands)
Peakview Place
Apartments	$1,320	$21,370	$22,690	$18,643	1979	9/82	5-30 yrs
Creekside
Apartments	1,366	12,831	14,197	9,990	1974	10/82	5-30 yrs
Hampden Heights
Apartments	1,577	15,014	16,591	11,611	1974	10/82	5-30 yrs
The Village
in the Woods
Apartments	1,500	23,332	24,832	15,602	1983	10/82	5-30 yrs
Total	$5,763	$72,547	$78,310	$55,846

Reconciliation of "investment properties and accumulated depreciation":

	Years Ended December 31,
	2008	2007
Investment Properties	(in thousands)
Balance at beginning of year	$76,772	$74,328
Property improvements	1,563	2,444
Disposal of property	(25)	--
Balance at end of year	$78,310	$76,772

Accumulated Depreciation
Balance at beginning of year	$51,154	$46,686
Additions charged to expense	4,713	4,468
Disposal of property	(21)	--
Balance at end of year	$55,846	$51,154

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2008 and 2007 is approximately $84,498,000 and $82,640,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2008 and 2007 is approximately $66,775,000 and $64,042,000, respectively.

Note F – Casualty Event

In September 2008, The Village in the Woods Apartments sustained damages from Hurricane Ike of approximately $234,000, including clean up costs of approximately $178,000, which were included in operating expenses during the year ended December 31, 2008. During the year ended December 31, 2008, the Partnership recorded a casualty loss of approximately $4,000 as a result of the write off of undepreciated damaged assets of approximately $4,000. The Partnership does not anticipate receiving any insurance proceeds.

Note G - Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts will be dismissed. During the fourth quarter of 2008, the Partnership paid approximately $2,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property, including lead-based paint. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its properties, the Partnership could potentially be liable for environmental liabilities or costs associated with its properties.

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

ITEM 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2008.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2008, the Partnership’s internal control over financial reporting is effective.

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

(b)   Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B.    Other Information.

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Century Properties Fund XVII, LP (the "Partnership" or the "Registrant") has no directors or officers. Fox Partners (the “General Partner”), a California general partnership, is the general partner of the Partnership. The general partners of Fox Partners are Fox Capital Management Corporation (“FCMC” or the "Managing General Partner"), Fox Realty Investors ("FRI"), and CPF XVII LLC. The names and ages of, as well as the positions and offices held by, the present directors and officers of the Managing General Partner are set forth below. There are no family relationships between or among any officers or directors.

Name	Age	Position

Steven D. Cordes	37	Director and Senior Vice President
Harry G. Alcock	46	Director and Executive Vice President
Timothy J. Beaudin	50	President and Chief Operating Officer
David R. Robertson	43	President and Chief Financial Officer
Lisa R. Cohn	40	Executive Vice President, General Counsel and Secretary
Patti K. Fielding	45	Executive Vice President – Securities and Debt; Treasurer
Paul Beldin	35	Senior Vice President and Chief Accounting Officer
Stephen B. Waters	47	Vice President

Steven D. Cordes was appointed as a Director of the Managing General Partner effective March 2, 2009.  Mr. Cordes has been a Senior Vice President of the Managing General Partner and AIMCO since May 2007.  Mr. Cordes was appointed Senior Vice President – Structured Equity in May 2007.  Mr. Cordes joined AIMCO in 2001 as a Vice President of Capital Markets with responsibility for AIMCO’s joint ventures and equity capital markets activity.  Prior to joining AIMCO, Mr. Cordes was a manager in the financial consulting practice of PricewaterhouseCoopers.  Effective March 2009, Mr. Cordes was appointed to serve as the equivalent of the chief executive officer of the Partnership.

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

Timothy J. Beaudin was appointed Executive Vice President and Chief Development Officer of the Managing General Partner and AIMCO in October 2005 and was appointed Executive Vice President and Chief Property Operating Officer of the Managing General Partner and AIMCO in October 2008.  Mr. Beaudin was promoted to President and Chief Operating Officer of AIMCO in February 2009. Mr. Beaudin oversees conventional and affordable property operations and information technology, in addition to redevelopment and construction services.  He is also responsible for asset management for conventional properties.  Prior to joining AIMCO and beginning in 1995, Mr. Beaudin was with Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

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

David R. Robertson was appointed President and Chief Investment Officer of AIMCO in February 2009, and on March 1, 2009, he also became Chief Financial Officer of AIMCO and the Managing General Partner.  Mr. Robertson joined AIMCO as Executive Vice President in February 2002 and has served as Chief Investment Officer since March 2007.  In addition to serving as AIMCO’s chief financial officer, Mr. Robertson is responsible for portfolio strategy, capital allocation, investments, joint ventures, asset management and transaction activities.  Since February 1996, Mr. Robertson has served as Chairman of Robeks Corporation, a 150-unit privately held chain of specialty food stores that he founded.

Paul Beldin was appointed Senior Vice President and Chief Accounting Officer of AIMCO and the Managing General Partner in May 2008.  Mr. Beldin joined AIMCO in May 2008.  Prior to that, Mr. Beldin served as controller and then as chief financial officer of America First Apartment Investors, Inc., a publicly traded multifamily real estate investment trust, from May 2005 to September 2007 when the company was acquired by Sentinel Real Estate Corporation.  Prior to joining America First Apartment Investors, Inc., Mr. Beldin was a senior manager at Deloitte and Touche LLP, where he was employed from August 1996 to May 2005, including two years as an audit manager in SEC services at Deloitte’s national office.

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

The board of directors of the Managing General Partner does not have a separate audit committee. As such, the board of directors of the Managing General Partner fulfills the functions of an audit committee. The board of directors has determined that Steven D. Cordes meets the requirement of an "audit committee financial expert".

The directors and officers of the Managing General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

Item 11.    Executive Compensation.

Neither the directors nor the officers of the Managing General Partner received any remuneration from the Partnership during the year ended December 31, 2008.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding units of limited partnership interest (the “Units”) of the Registrant owned by each person who is known by the Registrant to own beneficially or exercise voting or dispositive control over more than 5% of the Registrant's Units, by each of the directors and by the directors and officers of the Managing General Partner as a group as of December 31, 2008.

	Amount and nature of	%
Name of Beneficial Owner	Beneficial Owner	of Units

AIMCO IPLP, L.P.	25,833.50	34.45%
(an affiliate of AIMCO)
Fox Capital Management Corporation	100.00	0.13%
(an affiliate of AIMCO)
IPLP Acquisition I LLC	3,369.50	4.49%
(an affiliate of AIMCO)
AIMCO Properties, L.P.	23,563.00	31.42%
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

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership’s properties as compensation for providing property management services. The Partnership was charged by affiliates approximately $656,000 and $626,000 for the years ended December 31, 2008 and 2007, respectively, which are included in operating expenses.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $374,000 and $367,000 for the years ended December 31, 2008 and 2007, respectively, which are included in general and administrative expenses and investment properties.  The portion of these reimbursements included in investment properties for the years ended December 31, 2008 and 2007 are construction management services provided by an affiliate of the Managing General Partner of approximately $166,000 and $164,000, respectively.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. There were no Partnership management fees paid during the years ended December 31, 2008 and 2007, as there were no distributions from operations.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the year ended December 31, 2008, AIMCO Properties, L.P. exceeded this credit limit and advanced the Partnership approximately $843,000 to fund the real estate taxes at The Village in the Woods Apartments and deposits related to the refinancing at two of the Partnership’s investment properties and the second mortgage obtained on The Village in the Woods Apartments. There were no such advances during the year ended December 31, 2007.  The advances bore interest at the prime rate plus 2%.  Interest expense for the years ended December 31, 2008 and 2007 was approximately $22,000 and $267,000, respectively. During the years ended December 31, 2008 and 2007, the Partnership made payments of approximately $1,174,000 and $3,350,000, respectively, on the advances and associated accrued interest from proceeds from the refinancing of two of the Partnership’s investment properties and the second mortgage obtained on The Village in the Woods Apartments in 2008 and proceeds from the second mortgage obtained on Peakview Place Apartments in 2007.  At December 31, 2007, the total outstanding advances and accrued interest due to AIMCO Properties, L.P. was approximately $309,000 and was included in due to affiliates. There were no outstanding advances or associated interest due at December 31, 2008. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2008 and 2007, the Partnership was charged by AIMCO and its affiliates approximately $304,000 and $314,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 52,866 units of limited partnership interest (the “Units”) in the Partnership representing 70.49% of the outstanding Units at December 31, 2008. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 70.49% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, DeForest Ventures I L.P., from whom AIMCO, through its merger with Insignia Financial Group, Inc., acquired 25,833.5 (approximately 34.45%) of its Units, had agreed for the benefit of third party unitholders, that it would vote such Units: (i) against any increase in compensation payable to the General Partner; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party Unit holders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates’ right to vote each Unit held. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner owes fiduciary duties to both the General Partner and AIMCO as the sole stockholder of the Managing General Partner.

Neither of the Managing General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Managing General Partner.

Item 14.    Principal Accounting Fees and Services.

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2009.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2008 and 2007 are described below.

Audit Fees.  Fees for audit services totaled approximately $66,000 and $59,000 for the years 2008 and 2007, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-Q.

Tax Fees.  Fees for tax services totaled approximately $12,000 for both 2008 and 2007.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)            The following consolidated financial statements are included in Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - December 31, 2008 and 2007

Consolidated Statements of Operations - Years ended December 31, 2008 and 2007

Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2008 and 2007

Consolidated Statements of Cash Flows - Years ended December 31, 2008 and 2007

Notes to Consolidated Financial Statements

Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

(b)            Exhibits:

See Exhibit index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTURY PROPERTIES FUND XVII, LP
By: Fox Partners
General Partner

By: Fox Capital Management Corporation
Managing General Partner

By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

Date: March 23, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Harry G. Alcock	Director and Executive	Date: March 23, 2009
Harry G. Alcock	Vice President

/s/Steven D. Cordes	Director and Senior	Date: March 23, 2009
Steven D. Cordes	Vice President

/s/Stephen B. Waters	Vice President	Date: March 23, 2009
Stephen B. Waters

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

      3.5         Certificate of Merger of Century Properties Fund, XVII into Century Properties Fund XVII, LP, dated October 29, 2008, incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

      3.6         Amendment to Amended and Restated Limited Partnership Agreement of Registrant, dated September 18, 2008, incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

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