Form 10-Q
period 2009-03-31
CENTURY PROPERTIES FUND XVII
filed 2009-05-15
CIK 356472

United States

Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   Quarterly Report PURSUANT TO Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

or

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

[X] Yes  [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes  [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes  [X] No

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements.

CENTURY PROPERTIES FUND XVII, LP

CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 232	$ 930
Receivables and deposits	489	509
Other assets	974	834
Investment properties:
Land	5,763	5,763
Buildings and related personal property	72,847	72,547
	78,610	78,310
Less accumulated depreciation	(57,030)	(55,846)
	21,580	22,464
	$ 23,275	$ 24,737
Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 310	$ 228
Tenant security deposit liabilities	408	417
Accrued property taxes	362	710
Other liabilities	668	543
Due to affiliates (Note B)	96	--
Mortgage notes payable	60,871	61,006
	62,715	62,904

Partners' Deficit
General partner	(8,868)	(8,779)
Limited partners (75,000 units issued and
outstanding)	(30,572)	(29,388)
	(39,440)	(38,167)
	$ 23,275	$ 24,737

Note: The consolidated balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVII, LP

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2009	2008
Revenues:
Rental income	$ 2,923	$ 2,872
Other income	337	384
Total revenues	3,260	3,256

Expenses:
Operating	1,363	1,423
General and administrative	120	112
Depreciation	1,193	1,163
Interest	1,052	687
Property taxes	180	178
Total expenses	3,908	3,563

Net loss	$ (648)	$ (307)

Net loss allocated to general partner	$ (76)	$ (37)
Net loss allocated to limited partners	(572)	(270)
	$ (648)	$ (307)

Net loss per limited partnership unit	$ (7.63)	$ (3.60)

Distribution per limited partnership unit	$ 8.16	$ --

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVII, LP

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
(Unaudited)
(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partner

Partners

				Total

Original capital contributions	75,000	$ --	$ 75,000	$ 75,000

Partners' deficit at
December 31, 2008	75,000	$(8,779)	$(29,388)	$(38,167)

Distribution to partners		(13)	(612)	(625)

Net loss for the three months
ended March 31, 2009	--	(76)	(572)	(648)

Partners' deficit
at March 31, 2009	75,000	$(8,868)	$(30,572)	$(39,440)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVII, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$ (648)	$ (307)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	1,193	1,163
Amortization of loan costs	21	12
Casualty loss	2	--
Change in accounts:
Receivables and deposits	20	(40)
Other assets	(161)	(101)
Accounts payable	118	56
Tenant security deposit liabilities	(9)	5
Accrued property taxes	(348)	(235)
Other liabilities	125	(47)
Due to affiliates	53	11

Net cash provided by operating activities	366	517

Cash flows from investing activities:
Property improvements and replacements	(347)	(614)
Net receipts from restricted escrows	--	21

Net cash used in investing activities	(347)	(593)

Cash flows from financing activities:
Payments on mortgage notes payable	(135)	(234)
Distribution to partners	(625)	--
Advances from affiliate	43	248

Net cash (used in) provided by financing
activities	(717)	14

Net decrease in cash and cash equivalents	(698)	(62)

Cash and cash equivalents at beginning of period	930	380

Cash and cash equivalents at end of period	$ 232	$ 318

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 837	$ 675
Supplemental disclosures of non-cash activity:
Property improvements and replacements included
in accounts payable	$ 76	$ 116

At December 31, 2008 and 2007, approximately $112,000 and $275,000, respectively, of property improvements and replacements were included in accounts payable, and are included in property improvements and replacements for the three months ended March 31, 2009 and 2008, respectively.

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVII, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XVII, LP (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Fox Partners, a California general partnership, is the general partner of the Partnership (the “General Partner”). The general partners of Fox Partners are Fox Capital Management Corporation (“FCMC” or the “Managing General Partner"), Fox Realty Investors (“FRI”), and CPF XVII, LLC. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The Managing General Partner and the general partner of FRI are affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $166,000 and $158,000 for the three months ended March 31, 2009 and 2008, respectively, which are included in operating expenses.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $82,000 and $128,000 for the three months ended March 31, 2009 and 2008, respectively, which are included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the three months ended March 31, 2009 and 2008 are construction management services provided by an affiliate of the Managing General Partner of approximately $29,000 and $76,000, respectively. At March 31, 2009, approximately $53,000 of these reimbursements are payable to affiliates of the Managing General Partner and are included in due to affiliates. The outstanding payable balance was paid subsequent to March 31, 2009. There were no such reimbursements payable to the Managing General Partner at December 31, 2008.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. There were no Partnership management fees paid during the three months ended March 31, 2009 or 2008, as there were no distributions from operations.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership.  During the three months ended March 31, 2008, AIMCO Properties, L.P. exceeded this credit limit and advanced the Partnership approximately $248,000 to fund the real estate taxes at The Village in the Woods Apartments. During the three months ended March 31, 2009, AIMCO Properties, L.P. advanced the Partnership approximately $43,000 to fund operating expenses at all of the Partnership’s investment properties. The advances bear interest at the prime rate plus 2% (5.25% at March 31, 2009). Interest expense for the three months ended March 31, 2009 and 2008 was less than $1,000 and approximately $11,000, respectively. At March 31, 2009, the total outstanding advances and accrued interest due to AIMCO Properties, L.P. wasapproximately $43,000 and was included in due to affiliates. There were no outstanding advances or associated interest due at December 31, 2008. Subsequent to March 31, 2009, AIMCO Properties, L.P. advanced the Partnership approximately $106,000 for operating expenses at all of the Partnership’s properties and the Partnership repaid approximately $73,000 of the advance. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the three months ended March 31, 2009, the Partnership was charged by AIMCO and its affiliates approximately $143,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2009 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $304,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2008.

Note C – Casualty Event

In September 2008, The Village in the Woods Apartments sustained damages from Hurricane Ike of approximately $264,000, including clean up costs of approximately $185,000, of which approximately $178,000 was included in operating expenses during the third and fourth quarters of 2008 and approximately $7,000 was included in operating expenses during the three months ended March 31, 2009. During the fourth quarter of 2008, the Partnership recorded a casualty loss of approximately $4,000 as a result of the write off of undepreciated damaged assets of approximately $4,000. During the three months ended March 31, 2009, the Partnership recorded an additional casualty loss of approximately $2,000, which was included in operating expenses, as a result of the write off of additional undepreciated damaged assets of approximately $2,000. The Partnership does not anticipate receiving any insurance proceeds.

Note D – Contingencies

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

The Partnership's investment properties consist of four apartment complexes.  The following table sets forth the average occupancy of the properties for the three months ended March 31, 2009 and 2008:

	Average Occupancy
Property	2009	2008

Peakview Place Apartments	96%	98%
Englewood, Colorado
Creekside Apartments	96%	98%
Denver, Colorado
Hampden Heights Apartments (1)	95%	98%
Denver, Colorado
The Village in the Woods Apartments	95%	93%
Cypress, Texas

(1)   The Managing General Partner attributes the decrease in occupancy at Hampden Heights Apartments to poor economic conditions.

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

Results of Operations

The Partnership realized a net loss of approximately $648,000 for the three months ended March 31, 2009 compared to a net loss of approximately $307,000 for the three months ended March 31, 2008. The increase in net loss is due to an increase in total expenses and casualty loss, partially offset by an increase in total revenues.

The increase in total expenses is due to increases in general and administrative, depreciation and interest expenses, partially offset by a decrease in operating expenses. Property taxes remained relatively constant for the comparable periods. Depreciation expense increased due to property improvements and replacements being placed into service primarily at Creekside Apartments and The Village in the Woods Apartments. Interest expense increased due to higher average debt balances at Creekside Apartments, Hampden Heights Apartments and The Village in the Woods Apartments as a result of additional financing in 2008. Operating expenses decreased primarily due to decreases in utilities and salaries and related benefits at Hampden Heights Apartments and decreases in referral fees and advertising at The Village in the Woods Apartments, partially offset by an increase in costs incurred due to a lead-based paint inspection at Peakview Place Apartments.

General and administrative expenses increased primarily due to an increase in costs associated with the annual audit required by the Partnership Agreement. Also included in general and administrative expenses for the three months ended March 31, 2009 and 2008 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement and costs associated with the quarterly and annual communications with the investors and regulatory agencies required by the Partnership Agreement.

The increase in total revenues is due to an increase in rental income, partially offset by a decrease in other income. Rental income increased as a result of increases in average rental rates at three of the Partnership’s investment properties and an increase in occupancy at The Village in the Woods Apartments, partially offset by a decrease in the average rental rate at The Village in the Woods Apartments and decreases in occupancy at three of the Partnership’s investment properties. Other income decreased primarily due to decreases in tenant utility reimbursements at Hampden Heights Apartments and The Village in the Woods Apartments and lease cancellation fees at Creekside Apartments.

In September 2008, The Village in the Woods Apartments sustained damages from Hurricane Ike of approximately $264,000, including clean up costs of approximately $185,000, of which approximately $178,000 was included in operating expenses during the third and fourth quarters of 2008 and approximately $7,000 was included in operating expenses during the three months ended March 31, 2009. During the fourth quarter of 2008, the Partnership recorded a casualty loss of approximately $4,000 as a result of the write off of undepreciated damaged assets of approximately $4,000. During the three months ended March 31, 2009, the Partnership recorded an additional casualty loss of approximately $2,000, which was included in operating expenses, as a result of the write off of additional undepreciated damaged assets of approximately $2,000. The Partnership does not anticipate receiving any insurance proceeds.

Liquidity and Capital Resources

At March 31, 2009, the Partnership had cash and cash equivalents of approximately $232,000 compared to approximately $318,000 at March 31, 2008.  The decrease in cash and cash equivalents of approximately $698,000 from December 31, 2008 is due to approximately $347,000 and $717,000 of cash used in investing and financing activities, respectively, partially offset by approximately $366,000 of cash provided by operating activities.  Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Partnership’s properties and a distribution to partners, partially offset by advances from affiliates. The Partnership invests its working capital reserves in interest bearing accounts.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership.  During the three months ended March 31, 2008, AIMCO Properties, L.P. exceeded this credit limit and advanced the Partnership approximately $248,000 to fund the real estate taxes at The Village in the Woods Apartments. During the three months ended March 31, 2009, AIMCO Properties, L.P. advanced the Partnership approximately $43,000 to fund operating expenses at all of the Partnership’s investment properties. The advances bear interest at the prime rate plus 2% (5.25% at March 31, 2009). Interest expense for the three months ended March 31, 2009 and 2008 was less than $1,000 and approximately $11,000, respectively. At March 31, 2009, the total outstanding advances and accrued interest due to AIMCO Properties, L.P. was approximately $43,000 and was included in due to affiliates. There were no outstanding advances or associated interest due at December 31, 2008. Subsequent to March 31, 2009, AIMCO Properties, L.P. advanced the Partnership approximately $106,000 for operating expenses at all of the Partnership’s properties and the Partnership repaid approximately $73,000 of the advance. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

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

Peakview Place Apartments

During the three months ended March 31, 2009, the Partnership completed approximately $38,000 of capital improvements at Peakview Place Apartments, consisting primarily of water heater upgrades and floor covering replacement. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2009.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Creekside Apartments

During the three months ended March 31, 2009, the Partnership completed approximately $55,000 of capital improvements at Creekside Apartments, consisting primarily of furniture and fixtures, boiler/cooling tower upgrades and floor covering replacement. These improvements were funded from operating cash flow.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Hampden Heights Apartments

During the three months ended March 31, 2009, the Partnership completed approximately $109,000 of capital improvements at Hampden Heights Apartments, consisting primarily of stair and handrail replacements, heating upgrades and floor covering replacement. These improvements were funded from operating cash flow.  The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Village in the Woods Apartments

During the three months ended March 31, 2009, the Partnership completed approximately $109,000 of capital improvements at The Village in the Woods Apartments consisting primarily of kitchen and bath upgrades, building improvements and appliance and floor covering replacements.  These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership.  The mortgage indebtedness of approximately $60,871,000 is amortized over varying periods. The debt encumbering Creekside Apartments and Hampden Heights Apartments matures in 2014, at which time balloon payments totaling approximately $26,225,000 will be due. The debt encumbering Peakview Place Apartments matures in 2018 and 2020, at which time balloon payments of approximately $2,697,000 and $8,121,000, respectively, will be due.  The debt encumbering The Village in the Woods Apartments matures in 2020, at which time balloon payments of approximately $16,553,000 will be due. The Managing General Partner will attempt to refinance the indebtedness encumbering the Partnership’s investment properties and/or sell the properties prior to their maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

The Partnership distributed the following amounts during the three months ended March 31, 2009 and 2008 (in thousands, except per unit data):

	Three		Three
	Months Ended	Per Limited	Months Ended	Per Limited
	March 31,	Partnership	March 31,	Partnership
	2009	Unit	2008	Unit

Refinance (1)	$ 625	$ 8.16	$ --	$ --

(1)   Distribution consists of refinance proceeds from the June 2008 refinances of Creekside Apartments and Hampden Heights Apartments and the second mortgage obtained on The Village in the Woods Apartments in June 2008.

Future cash distributions will depend on the levels of net cash generated from operations, the timing of debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital improvement expenditures, to permit any additional distributions to its partners during 2009 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 52,866 limited partnership units (the "Units") in the Partnership representing 70.49% of the outstanding Units at March 31, 2009. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 70.49% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, DeForest Ventures I L.P., from whom AIMCO, through its merger with Insignia Financial Group, Inc., acquired 25,833.5 (approximately 34.45%) of its Units, had agreed for the benefit of third party unitholders, that it would vote such Units: (i) against any increase in compensation payable to the General Partner and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party Unit holders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates right to vote each Unit held. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner owes fiduciary duties to both the General Partner and AIMCO as the sole stockholder of the Managing General Partner.

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

(b)   Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

CENTURY PROPERTIES FUND XVII, LP

By: Fox Partners
General Partner

By: Fox Capital Management Corporation
Managing General Partner

Date: May 14, 2009	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: May 14, 2009	By: /s/Stephen B. Waters
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