Form 10-Q
period 2009-06-30
CENTURY PROPERTIES FUND XVII
filed 2009-08-12
CIK 356472

United States

Securities and Exchange Commission

Washington, D.C.   20549

Form 10-Q

(Mark One)

[X]   Quarterly Report PURSUANT TO Section 13 or 15(d ) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

or

[ ]   Transition Report PURSUANT TO Section 13 or 15(d ) of the Securities Exchange Act of 1934

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

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements.

CENTURY PROPERTIES FUND XVII, LP

CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 147	$ 930
Receivables and deposits	450	509
Other assets	944	834
Investment properties:
Land	5,763	5,763
Buildings and related personal property	73,975	72,547
	79,738	78,310
Less accumulated depreciation	(58,174)	(55,846)
	21,564	22,464
	$ 23,105	$ 24,737
Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 1,001	$ 228
Tenant security deposit liabilities	393	417
Accrued property taxes	389	710
Other liabilities	581	543
Due to affiliates (Note B)	290	--
Mortgage notes payable (Note D)	60,700	61,006
	63,354	62,904

Partners' Deficit
General partner	(8,964)	(8,779)
Limited partners (75,000 units issued and
outstanding)	(31,285)	(29,388)
	(40,249)	(38,167)
	$ 23,105	$ 24,737

Note: The consolidated balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVII, LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues:
Rental income	$ 2,827	$ 2,892	$ 5,750	$ 5,764
Other income	353	422	690	806
Total revenues	3,180	3,314	6,440	6,570

Expenses:
Operating	1,445	1,481	2,808	2,904
General and administrative	91	199	211	311
Depreciation	1,144	1,177	2,337	2,340
Interest	1,108	755	2,160	1,442
Property taxes	201	189	381	367
Total expenses	3,989	3,801	7,897	7,364

Net loss	$ (809)	$ (487)	$ (1,457)	$ (794)

Net loss allocated to general
partner	$ (96)	$ (56)	$ (172)	$ (93)
Net loss allocated to limited
partners	(713)	(431)	(1,285)	(701)

	$ (809)	$ (487)	$ (1,457)	$ (794)

Net loss per limited partnership unit	$ (9.51)	$ (5.75)	$ (17.13)	$ (9.35)

Distribution per limited partnership
unit	$ --	$ --	$ 8.16	$ --

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVII, LP

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partner

Partners

				Total

Original capital contributions	75,000	$ --	$ 75,000	$ 75,000

Partners' deficit at
December 31, 2008	75,000	$(8,779)	$(29,388)	$(38,167)

Distribution to partners	--	(13)	(612)	(625)

Net loss for the six months
ended June 30, 2009	--	(172)	(1,285)	(1,457)

Partners' deficit at
June 30, 2009	75,000	$ (8,964)	$ (31,285)	$ (40,249)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVII, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$ (1,457)	$ (794)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	2,337	2,340
Amortization of loan costs	41	24
Casualty loss	2	--
Loss on early extinguishment of debt	--	7
Change in accounts:
Receivables and deposits	59	(79)
Other assets	(151)	42
Accounts payable	258	2
Tenant security deposit liabilities	(24)	29
Accrued property taxes	(321)	(316)
Other liabilities	38	(187)
Due to affiliates	14	(4)
Net cash provided by operating activities	796	1,064

Cash flows from investing activities:
Property improvements and replacements	(924)	(999)
Net receipts from restricted escrows	--	117
Net cash used in investing activities	(924)	(882)

Cash flows from financing activities:
Payments on mortgage notes payable	(306)	(520)
Distribution to partners	(625)	--
Repayment of mortgage notes payable	--	(11,664)
Proceeds from mortgage notes payable	--	37,307
Loan costs paid	--	(343)
Advances from affiliate	349	843
Repayment of advances from affiliate	(73)	(1,148)
Net cash (used in) provided by financing activities	(655)	24,475

Net (decrease) increase in cash and cash equivalents	(783)	24,657
Cash and cash equivalents at beginning of period	930	380
Cash and cash equivalents at end of period	$ 147	$ 25,037

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 1,924	$ 1,528
Supplemental disclosure of non-cash activity:
Property improvements and replacements included
in accounts payable	$ 627	$ 110

At December 31, 2008 and 2007, approximately $112,000 and $275,000, respectively, of property improvements and replacements were included in accounts payable, and are included in property improvements and replacements for the six months ended June 30, 2009 and 2008, respectively.

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVII, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XVII, LP (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Fox Partners, a California general partnership, is the general partner of the Partnership (the “General Partner”). The general partners of Fox Partners are Fox Capital Management Corporation (“FCMC” or the “Managing General Partner"), Fox Realty Investors (“FRI”), and CPF XVII, LLC. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The Managing General Partner and the general partner of FRI are affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

The Partnership’s management evaluated for subsequent events through the time this Quarterly Report on Form 10-Q was filed on August 12, 2009.

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

Recent Accounting Pronouncement

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, or SFAS No. 168, which is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Upon the effective date of SFAS No. 168, the FASB Accounting Standards Codification, or the Codification, will become the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  Following SFAS No. 168, the FASB will issue Accounting Standards Updates that serve to update the Codification. The Partnership does not anticipate that SFAS No. 168 will have a significant effect on its consolidated financial statements.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $320,000 and $321,000 for the six months ended June 30, 2009 and 2008, respectively, which are included in operating expenses.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $125,000 and $195,000 for the six months ended June 30, 2009 and 2008, respectively, which are included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the six months ended June 30, 2009 and 2008 are construction management services provided by an affiliate of the Managing General Partner of approximately $38,000 and $91,000, respectively. At June 30, 2009, approximately $12,000 of these reimbursements are payable to affiliates of the Managing General Partner and are included in due to affiliates. There were no such reimbursements payable to the Managing General Partner at December 31, 2008.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. There were no Partnership management fees paid during the six months ended June 30, 2009 or 2008, as there were no distributions from operations.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership.  During the six months ended June 30, 2009 and 2008, AIMCO Properties, L.P. exceeded this credit limit and advanced the Partnership approximately $349,000 to fund capital expenditures at Hampden Heights Apartments and operating expenses at all of the Partnership’s investment properties and approximately $843,000 to fund the real estate taxes at The Village in the Woods Apartments and deposits related to the refinancings at three of the Partnership’s investment properties, respectively. The advances bear interest at the prime rate plus 2% (5.25% at June 30, 2009). Interest expense for the six months ended June 30, 2009 and 2008 was approximately $2,000 and $22,000, respectively. During the six months ended June 30, 2009 and 2008, the Partnership made payments of approximately $73,000 and $1,174,000 on the advances and associated accrued interest from operating cash flow and proceeds from the 2008 refinancing of three of the Partnership’s investment properties (as discussed in Note D), respectively. At June 30, 2009, the total outstanding advances and accrued interest due to AIMCO Properties, L.P. was approximately $278,000 and was included in due to affiliates. There were no outstanding advances or associated accrued interest due at December 31, 2008.  Subsequent to June 30, 2009, AIMCO Properties, L.P. advanced the Partnership approximately $499,000 and $271,000 to fund capital expenditures at Hampden Heights Apartments and to fund operating expenses at all of the Partnership’s investment properties, respectively. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the six months ended June 30, 2009, the Partnership was charged by AIMCO and its affiliates approximately $222,000 for insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2009 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $304,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2008.

Note C – Casualty Event

In September 2008, The Village in the Woods Apartments sustained damages from Hurricane Ike of approximately $264,000, including clean up costs of approximately $185,000, of which approximately $178,000 was included in operating expenses during the third and fourth quarters of 2008 and approximately $7,000 was included in operating expenses during the six months ended June 30, 2009. During the fourth quarter of 2008, the Partnership recorded a casualty loss of approximately $4,000 as a result of the write off of undepreciated damaged assets of approximately $4,000. During the six months ended June 30, 2009, the Partnership recorded an additional casualty loss of approximately $2,000, which was included in operating expenses, as a result of the write off of additional undepreciated damaged assets of approximately $2,000. The Partnership does not anticipate receiving any insurance proceeds.

In April 2009, Creekside Apartments sustained water damages from a broken pipe to one of its apartment buildings. The Partnership is in the process of determining the total estimated cost to complete repairs and clean up costs associated with the damages. As of June 30, 2009 approximately $47,000 of clean up costs had been incurred and are included in operating expense. An additional $37,000 of capital expenditures associated with this casualty have also been incurred and are included in investment property. The Partnership anticipates insurance proceeds to be received and that no loss will result from this event.

Note D – Refinancing of Mortgage Notes Payable

On June 30, 2008, the Partnership refinanced the mortgage encumbering Hampden Heights Apartments. The refinancing replaced the existing mortgage of approximately $6,130,000, with a new mortgage in the amount of $14,082,000.  The new mortgage requires monthly payments of principal and interest beginning on August 1, 2008 until the loan matures July 1, 2014, with a fixed interest rate of 5.91% and a balloon payment of approximately $12,873,000 due at maturity. Total capitalized loan costs associated with the new mortgage were approximately $163,000 and are included in other assets. Approximately $116,000 of the capitalized loan costs were recognized during the six months ended June 30, 2008. The Partnership recorded a loss on the early extinguishment of debt of approximately $4,000, which was included in interest expense, as a result of the write off of unamortized loan costs. As a condition of the new mortgage, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee certain non-recourse obligations and liabilities of the Partnership with respect to the new mortgage.

On June 30, 2008, the Partnership refinanced the mortgage encumbering Creekside Apartments. The refinancing replaced the existing mortgage of approximately $5,534,000, with a new mortgage in the amount of $14,625,000.  The new mortgage requires monthly payments of principal and interest beginning on August 1, 2008 until the loan matures July 1, 2014 with a fixed interest rate of 5.82% and a balloon payment of approximately $13,352,000 due at maturity. If no event of default exists at maturity, the maturity date will automatically be extended for one additional year, to July 1, 2015. Total capitalized loan costs associated with the new mortgage were approximately $164,000 and are included in other assets. Approximately $148,000 of the capitalized loan costs were recognized during the six months ended June 30, 2008. The Partnership recorded a loss on the early extinguishment of debt of approximately $3,000, which was included in interest expense, as a result of the write off of unamortized loan costs. As a condition of the new mortgage, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee certain non-recourse obligations and liabilities of the Partnership with respect to the new mortgage.

On June 25, 2008, the Partnership obtained a second mortgage in the principal amount of $8,600,000 on The Village in the Woods Apartments. The second mortgage requires monthly payments of principal and interest beginning on August 1, 2008 until the loan matures February 1, 2020, with a fixed interest rate of 6.43% and a balloon payment of approximately $6,996,000 due at maturity.  Total capitalized loan costs associated with the new mortgage were approximately $95,000 and are included in other assets. Approximately $79,000 of the capitalized loan costs were recognized during the six months ended June 30, 2008.  If no event of default exists at maturity, the maturity date will be automatically extended for one additional year to February 1, 2021. The Partnership may prepay the second mortgage subject to a prepayment penalty.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee certain non-recourse obligations and liabilities of the Partnership with respect to the new mortgage financing.

In connection with the second mortgage, the Partnership also agreed to certain modifications of the first mortgage encumbering The Village in the Woods Apartments.  The modification included monthly payments of principal and interest of approximately $86,000, beginning August 1, 2008 until the loan matures February 1, 2020, with a fixed interest rate of 8.56% and a balloon payment of approximately $9,557,000 due at maturity.  Total loan costs associated with the modification of the existing mortgage were approximately $90,000 and were included in general and administrative expenses for the six months ended June 30, 2008.  If no event of default exists at maturity, the maturity date will be automatically extended for one additional year to February 1, 2021. The previous terms of the first mortgage consisted of a fixed interest rate of 8.56% per annum and monthly payments of principal and interest of approximately $126,000 through the maturity date of February 1, 2020, at which date the mortgage was scheduled to be fully amortized. The Partnership may prepay the first mortgage subject to a prepayment penalty.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee certain non-recourse obligations and liabilities of the Partnership with respect to the modified loan.

Note E – Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, long-term debt.  At June 30, 2009, the fair value of the Partnership's long-term debt at the Partnership's incremental borrowing rate was approximately $63,783,000.

Note F – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed. During the fourth quarter of 2008, the Partnership paid approximately $2,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. The arbitrations have not yet been scheduled. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and , in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s properties and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risk; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

The Partnership's investment properties consist of four apartment complexes.  The following table sets forth the average occupancy of the properties for the six months ended June 30, 2009 and 2008:

	Average Occupancy
Property	2009	2008

Peakview Place Apartments (1)	94%	97%
Englewood, Colorado
Creekside Apartments (1)	94%	98%
Denver, Colorado
Hampden Heights Apartments	95%	97%
Denver, Colorado
The Village in the Woods Apartments	94%	94%
Cypress, Texas

(1)   The Managing General Partner attributes the decrease in occupancy at both Peakview Place Apartments and Creekside Apartments to poor economic conditions.

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

Results of Operations

The Partnership realized a net loss of approximately $809,000 and $1,457,000 for the three and six months ended June 30, 2009, respectively, compared to net loss of approximately $487,000 and $794,000 for the three and six months ended June 30, 2008, respectively. The increase in net loss for the three and six months ended June 30, 2009 is due to an increase in total expenses and a decrease in total revenues.

The increase in total expenses for both the three and six months ended June 30, 2009 is due to an increase in interest expense, partially offset by decreases in operating and general and administrative expenses. The increase in total expenses for the three months ended June 30, 2009 is also partially offset by a decrease in depreciation expense. Property tax expense remained relatively constant for both the three and six months ended June 30, 2009. Interest expense increased for both periods due to higher average debt balances at Creekside Apartments, Hampden Heights Apartments and The Village in the Woods Apartments as a result of additional financing in 2008 and the payment of interest incurred in connection with the escheatment of unclaimed distributions during 2009. Operating expenses decreased for both periods due to a decrease in advertising at all of the Partnership’s investment properties and a decrease in insurance premiums, primarily at Peakview Place Apartments. Operating expenses also decreased for the three month period due to a reduced Texas margin tax at The Village in the Woods Apartments and for the six month period due to a decrease in salaries and related benefits and utilities at Peakview Place Apartments. The decrease in depreciation expense for the three month period is due to property improvements and replacements becoming fully depreciated primarily at Peakview Place Apartments, partially offset by fixed assets placed into service at all of the Partnership’s investment properties during the past twelve months.

General and administrative expense decreased for the three and six months ended June 30, 2009 primarily due to a decrease in costs incurred in 2008 related to the modification of the existing mortgage at The Village in the Woods Apartments and a decrease in management reimbursements as a result of a decrease in the costs included in such reimbursements. Also included in general and administrative expenses for the three and six months ended June 30, 2009 and 2008 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement and costs associated with the quarterly and annual communications with the investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The decrease in total revenues for both the three and six months ended June 30, 2009 is due to decreases in both rental and other income. Rental income decreased for both periods as a result of decreases in occupancy at three of the Partnership’s investment properties, partially offset by increases in average rental rates at three of the Partnership’s investment properties. Other income decreased for both periods primarily due to decreases in tenant utility reimbursements at Creekside Apartments and Hampden Heights Apartments.

In September 2008, The Village in the Woods Apartments sustained damages from Hurricane Ike of approximately $264,000, including clean up costs of approximately $185,000, of which approximately $178,000 was included in operating expenses during the third and fourth quarters of 2008 and approximately $7,000 was included in operating expenses during the six months ended June 30, 2009. During the fourth quarter of 2008, the Partnership recorded a casualty loss of approximately $4,000 as a result of the write off of undepreciated damaged assets of approximately $4,000. During the six months ended June 30, 2009, the Partnership recorded an additional casualty loss of approximately $2,000, which was included in operating expenses, as a result of the write off of additional undepreciated damaged assets of approximately $2,000. The Partnership does not anticipate receiving any insurance proceeds.

In April 2009, Creekside Apartments sustained water damages from a broken pipe to one of its apartment buildings. The Partnership is in the process of determining the total estimated cost to complete repairs and clean up costs associated with the damages. As of June 30, 2009 approximately $47,000 of clean up costs had been incurred and are included in operating expense. An additional $37,000 of capital expenditures associated with this casualty have also been incurred and are included in investment property. The Partnership anticipates insurance proceeds to be received and that no loss will result from this event.

Liquidity and Capital Resources

At June 30, 2009, the Partnership had cash and cash equivalents of approximately $147,000 compared to approximately $25,037,000 at June 30, 2008.  The decrease in cash and cash equivalents of approximately $783,000 from December 31, 2008 is due to approximately $924,000 and $655,000 of cash used in investing and financing activities, respectively, partially offset by approximately $796,000 of cash provided by operating activities.  Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Partnership’s investment properties, a distribution to partners and repayment of advances from an affiliate, partially offset by advances received from affiliate. The Partnership invests its working capital reserves in interest bearing accounts.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership.  During the six months ended June 30, 2009 and 2008, AIMCO Properties, L.P. exceeded this credit limit and advanced the Partnership approximately $349,000 to fund capital expenditures at Hampden Heights Apartments and operating expenses at all of the Partnership’s investment properties and approximately $843,000 to fund the real estate taxes at The Village in the Woods Apartments and deposits related to the refinancings at three of the Partnership’s investment properties, respectively. The advances bear interest at the prime rate plus 2% (5.25% at June 30, 2009). Interest expense for the six months ended June 30, 2009 and 2008 was approximately $2,000 and $22,000, respectively. During the six months ended June 30, 2009 and 2008, the Partnership made payments of approximately $73,000 and $1,174,000 on the advances and associated accrued interest from operating cash flow and proceeds from the 2008 refinancing of three of the Partnership’s investment properties (as discussed in “Item 1. Financial Statements - Note D”), respectively. At June 30, 2009, the total outstanding advances and accrued interest due to AIMCO Properties, L.P. was approximately $278,000 and was included in due to affiliates. There were no outstanding advances or associated accrued interest due at December 31, 2008.  Subsequent to June 30, 2009, AIMCO Properties, L.P. advanced the Partnership approximately $499,000 and $271,000 to fund capital expenditures at Hampden Heights Apartments and to fund operating expenses at all of the Partnership’s investment properties, respectively.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

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

Peakview Place Apartments

During the six months ended June 30, 2009, the Partnership completed approximately $83,000 of capital improvements at Peakview Place Apartments, consisting primarily of water heater upgrades, kitchen and bath upgrades and floor covering replacement. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2009.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Creekside Apartments

During the six months ended June 30, 2009, the Partnership completed approximately $220,000 of capital improvements at Creekside Apartments, consisting primarily of sidewalk upgrades and parking lot resurfacing, boiler/cooling tower and electrical upgrades and floor covering replacement. These improvements were funded from operating cash flow.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Hampden Heights Apartments

During the six months ended June 30, 2009, the Partnership completed approximately $949,000 of capital improvements at Hampden Heights Apartments, consisting primarily of stair and handrail replacements, heating upgrades, parking lot resurfacing and floor covering replacement. These improvements were funded from operating cash flow and advances from an affiliate.  The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Village in the Woods Apartments

During the six months ended June 30, 2009, the Partnership completed approximately $187,000 of capital improvements at The Village in the Woods Apartments consisting primarily of kitchen and bath upgrades, building improvements and appliance and floor covering replacements.  These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances. To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership.  The mortgage indebtedness of approximately $60,700,000 is amortized over varying periods. The debt encumbering Creekside Apartments and Hampden Heights Apartments matures in 2014, at which time balloon payments totaling approximately $26,225,000 will be due. The debt encumbering Peakview Place Apartments matures in 2018 and 2020, at which time balloon payments of approximately $2,697,000 and $8,121,000, respectively, will be due.  The debt encumbering The Village in the Woods Apartments matures in 2020, at which time balloon payments of approximately $16,553,000 will be due. The Managing General Partner will attempt to refinance the indebtedness encumbering the Partnership’s investment properties and/or sell the properties prior to their maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

The Partnership distributed the following amounts during the six months ended June 30, 2009 and 2008 (in thousands, except per unit data):

	Six		Six
	Months Ended	Per Limited	Months Ended	Per Limited
	June 30,	Partnership	June 30,	Partnership
	2009	Unit	2008	Unit

Refinance (1)	$ 625	$ 8.16	$ --	$ --

(1)   Distribution consists of refinance proceeds from the June 2008 refinances of the mortgages encumbering Creekside Apartments and Hampden Heights Apartments and the second mortgage obtained on The Village in the Woods Apartments in June 2008.

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 52,866 limited partnership units (the "Units") in the Partnership representing 70.49% of the outstanding Units at June 30, 2009. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 70.49% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, DeForest Ventures I L.P., from whom AIMCO, through its merger with Insignia Financial Group, Inc., acquired 25,833.5 (approximately 34.45%) of its Units, had agreed for the benefit of third party unitholders, that it would vote such Units: (i) against any increase in compensation payable to the General Partner and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party Unit holders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates right to vote each Unit held. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner owes fiduciary duties to both the General Partner and AIMCO as the sole stockholder of the Managing General Partner.

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

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed. During the fourth quarter of 2008, the Partnership paid approximately $2,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. The arbitrations have not yet been scheduled. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

Item 6.     Exhibits.

See Exhibit Index.

The agreements included as exhibits to this Form 10-Q contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

  should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

  have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

  may apply standards of materiality in a way that is different from what may be viewed as material to an investor; and

  were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. The Partnership acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Form 10-Q not misleading. Additional information about the Partnership may be found elsewhere in this Form 10-Q and the Partnership’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTURY PROPERTIES FUND XVII, LP

By: Fox Partners
General Partner

By: Fox Capital Management Corporation
Managing General Partner

Date: August 12, 2009	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: August 12, 2009	By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director

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