Form 10-K
period 2009-12-31
CENTURY PROPERTIES FUND XVII
filed 2010-03-29
CIK 356472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

Form 10-K

      (Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes  [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were last sold, or the average bid and asked price of such partnership interests as of the last business day of the registrant’s most recently completed second fiscal quarter.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Annual Report contains or may contain information that is forward-looking within the meaning of the federal securities laws, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s properties and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for residents in such markets; insurance risk, including the cost of insurance; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

                                       PART I

Item 1.     Business.

Century Properties Fund XVII, LP (the "Partnership" or the "Registrant") was organized in November 1981 as a California limited partnership under the Uniform Limited Partnership Act of the California Corporations Code.  Fox Partners (the “General Partner”), a California general partnership, is the general partner of the Partnership. The general partners of Fox Partners are Fox Capital Management Corporation (“FCMC” or the “Managing General Partner"), a California corporation, Fox Realty Investors ("FRI"), a California general partnership, and CPF XVII LLC, a California Limited Liability Company.  NPI Equity Investments II Inc., a Florida Corporation ("NPI Equity"), is the general partner of FRI. FCMC and NPI Equity are affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2021, unless terminated prior to such date.

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

Under the merger agreement, each unit of limited partnership interest in the California partnership was converted into an identical unit of limited partnership interest in the Delaware partnership and the general partnership interest in the California partnership previously held by the general partner was converted into a general partnership interest in the Delaware partnership. All interests in the Delaware partnership outstanding immediately prior to the merger were cancelled in the merger.

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

The principal business of the Partnership is and has been to operate, hold for investment, and ultimately sell income-producing multi-family residential properties. During 1982, the Partnership offered and sold, pursuant to a Registration Statement filed with the Securities and Exchange Commission, 75,000 units of limited partnership interest ("Units") for an aggregate purchase price of $75,000,000. The net proceeds of this offering were used to acquire twelve existing apartment properties. Since its initial offering, the Partnership has not received, nor are limited partners required to make, additional capital contributions. The Partnership's original property portfolio was geographically diversified with properties acquired in four states.  Three apartment properties were sold in 1988.  One apartment was acquired by the lender through a deed in-lieu of foreclosure in 1992. During 1993, two apartment properties were sold and one was acquired by the lender through foreclosure. During 2006, one apartment property was sold to a third party. The Partnership continues to own the remaining four properties (see "Item 2. Properties").

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

	Gross
	Carrying	Accumulated	Depreciable	Method of	Federal
Property	Value	Depreciation	Life

Depreciation

					Tax Basis
	(in thousands)				(in thousands)
Peakview Place Apartments	$22,867	$20,224	5-30 yrs	S/L	$ 1,558
Creekside Apartments	16,459	10,635	5-30 yrs	S/L	5,247
Hampden Heights Apartments	18,341	12,249	5-30 yrs	S/L	4,977
The Village in the Woods
Apartments	25,185	17,107	5-30 yrs	S/L	7,365
	$82,852	$60,215			$19,147

See "Note A – Organization and Summary of Significant Accounting Policies" to the consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.

	Principal				Principal
	Balance At				Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2009	Rate (1)	Amortized	Date	Maturity (2)
	(in thousands)				(in thousands)

Peakview Place
Apartments
1st mortgage	$ 9,555	7.99%	30 years	01/01/20	$ 8,121
2nd mortgage	3,156	5.93%	30 years	01/01/18	2,697
Creekside Apartments	14,359	5.82%	30 years	07/01/14	13,352
Hampden Heights
Apartments	13,829	5.91%	30 years	07/01/14	12,873
The Village in the
Woods Apartments
1st mortgage	10,990	8.56%	30 years	02/01/20	9,557
2nd mortgage	8,460	6.43%	30 years	02/01/20	6,996
	$60,349				$53,596

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

In connection with the second mortgage, the Partnership also agreed to certain modifications of the first mortgage encumbering The Village in the Woods Apartments.  The modification includes monthly payments of principal and interest of approximately $86,000, beginning August 1, 2008 until the loan matures February 1, 2020, with a fixed interest rate of 8.56% and a balloon payment of approximately $9,557,000 due at maturity.  Total loan costs associated with the modification of the existing mortgage were approximately $90,000 and were included in general and administrative expenses.  If no event of default exists at maturity, the maturity date will be automatically extended for one additional year to February 1, 2021. The previous terms of the first mortgage consisted of a fixed interest rate of 8.56% per annum and monthly payments of principal and interest of approximately $126,000 through the maturity date of February 1, 2020, at which date the mortgage was scheduled to be fully amortized. The Partnership may prepay the first mortgage subject to a prepayment penalty.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee certain non-recourse obligations and liabilities of the Partnership with respect to the modified loan.

Schedule of Rental Rates and Occupancy

Average annual rental rates and occupancy for 2009 and 2008 for each property are as follows:

	Average Annual		Average Annual
	Rental Rates		Occupancy
	(per unit)
Property	2009	2008	2009	2008

Peakview Place Apartments (1)	$ 9,297	$ 9,355	95%	98%
Creekside Apartments	7,387	7,431	95%	97%
Hampden Heights Apartments	6,891	6,940	96%	97%
The Village in the Woods
Apartments	8,147	8,177	94%	95%

(1)   The Managing General Partner attributes the decrease in occupancy at Peakview Place Apartments to poor economic conditions in the local area.

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

Real Estate Taxes and Rates

Real estate taxes and rates in 2009 for each property were as follows:

	2009	2009
	Billing	Rate
	(in thousands)

Peakview Place Apartments	$163	9.12%
Creekside Apartments	105	6.51%
Hampden Heights Apartments	104	6.51%
The Village in the Woods Apartments	381	2.49%

Capital Improvements

Peakview Place Apartments

During the year ended December 31, 2009, the Partnership completed approximately $177,000 of capital improvements at Peakview Place Apartments, consisting primarily of water heater upgrades, kitchen and bath upgrades, and floor covering replacement. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2010. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Creekside Apartments

During the year ended December 31, 2009, the Partnership completed approximately $2,291,000 of capital improvements at Creekside Apartments, consisting primarily of sidewalk upgrades and parking lot resurfacing, boiler/cooling tower, electrical, heating and air conditioning unit upgrades, balcony replacements, exterior painting, roof and floor covering replacements, and construction related to the casualty discussed in “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations”.  These improvements were funded from operating cash flow, advances from an affiliate and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2010. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Hampden Heights Apartments

During the year ended December 31, 2009, the Partnership completed approximately $1,963,000 of capital improvements at Hampden Heights Apartments, consisting primarily of stair and handrail replacements, heating and air conditioning unit upgrades, parking lot resurfacing, exterior painting, electrical upgrades, balcony replacements, floor covering replacement and construction related to the casualty discussed in “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations”. These improvements were funded from operating cash flow, advances from an affiliate and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2010. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Village in the Woods Apartments

During the year ended December 31, 2009, the Partnership completed approximately $364,000 of capital improvements at The Village in the Woods Apartments, consisting primarily of kitchen and bath upgrades, building improvements, air conditioning unit upgrades and appliance and floor covering replacements.  These improvements were funded from operating cash flow. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2010. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances. To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

Item 3.     Legal Proceedings.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the Partnership paid approximately $2,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment property.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. After those arbitrations have been completed, the parties will revisit settling the on-call claims. The first two arbitrations took place in December 2009 and the Defendants received a defense verdict against the first two claimants and plaintiffs dismissed the claims of the next two claimants. The remaining two arbitrations will take place in April 2010.  The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

PART II

Item 5.     Market for the Registrant's Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities.

The Partnership, a publicly held limited partnership, sold 75,000 units of limited partnership interest (the "Units") aggregating $75,000,000 during its offering period. The Partnership currently has 75,000 Units outstanding and 2,344 Limited Partners of record.  Affiliates of the Managing General Partner owned 52,866 Units or 70.49% at December 31, 2009.  No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership distributed the following amounts during the years ended December 31, 2009 and 2008 (in thousands, except per unit data):

	Year		Year
	Ended	Per Limited	Ended	Per Limited
	December 31,	Partnership	December 31,	Partnership
	2009	Unit	2008	Unit

Refinance (1)	$ 625	$ 8.16	$ 24,488	$319.99

(1)   Distributions consist of refinance proceeds from the June 2008 refinances of the mortgages encumbering Creekside Apartments and Hampden Heights Apartments and the second mortgage obtained on The Village in the Woods Apartments in June 2008.

Future cash distributions will depend on the levels of net cash generated from operations, the timing of debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at December 31, 2009, there can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital improvement expenditures, to permit any distributions to its partners in 2010 or subsequent periods. See “Item 2. Properties – Capital Improvements” for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 52,866 Units in the Partnership representing 70.49% of the outstanding Units at December 31, 2009. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 70.49% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, DeForest Ventures I L.P., from whom AIMCO, through its merger with Insignia Financial Group, Inc., acquired 25,833.5 (approximately 34.45%) of its Units, had agreed for the benefit of third party unitholders, that it would vote such Units: (i) against any increase in compensation payable to the General Partner; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party Unit holders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates’ right to vote each Unit held. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner owes fiduciary duties to both the General Partner and AIMCO as the sole stockholder of the Managing General Partner.

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

Results of Operations

The Partnership realized a net loss of approximately $2,355,000 for the year ended December 31, 2009 compared to a net loss of approximately $2,565,000 for the year ended December 31, 2008. The decrease in net loss is due to a decrease in total expenses and an increase in casualty gain, partially offset by a decrease in total revenues.

The decrease in total expenses for the year ended December 31, 2009 is due to decreases in operating, depreciation, and general and administrative expenses, partially offset by increases in interest and property tax expenses. Operating expenses decreased due to decreases in salaries and related benefits primarily at Hampden Heights Apartments as a result of a staffing reduction, utility costs primarily at Hampden Heights Apartments and Peakview Place Apartments as a result of a decrease in price and usage and a decrease in clean up costs at The Village in the Woods Apartments resulting from the 2008 damages from Hurricane Ike. Operating expenses also decreased due to the write off of capitalized costs in 2008, which were incurred in a prior year, related to a potential redevelopment project at Creekside Apartments, which is no longer being considered as of December 31, 2008. The decrease in depreciation expense is due to property improvements and replacements becoming fully depreciated primarily at Peakview Place Apartments, partially offset by fixed assets placed into service at all of the Partnership’s investment properties during the past twelve months.   Interest expense increased due to higher average debt balances at Creekside Apartments, Hampden Heights Apartments and The Village in the Woods Apartments as a result of additional financing in 2008 and the payment of interest incurred in connection with the escheatment of unclaimed distributions during 2009. Property tax expense increased due to an increase in the assessed value of all of the Partnership’s investment properties.

General and administrative expense decreased for the year ended December 31, 2009 due to a decrease in management reimbursements to the Managing General Partner as allowed under the Partnership Agreement as a result of a decrease in the costs included in such reimbursements and a decrease in costs incurred in 2008 related to the modification of the existing mortgage at The Village in the Woods Apartments. Also included in general and administrative expenses for the years ended December 31, 2009 and 2008 are costs associated with the quarterly and annual communications with the investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The decrease in total revenues for the year ended December 31, 2009 is due to decreases in rental and other income. Rental income decreased due to decreases in occupancy and the average rental rate at all of the Partnership’s investment properties. Other income decreased due to decreases in tenant utility reimbursements primarily at Creekside Apartments and Hampden Heights Apartments as a result of a decrease in utility prices and usage.

In September 2008, The Village in the Woods Apartments sustained damages from Hurricane Ike of approximately $264,000, including clean up costs of approximately $185,000, of which approximately $178,000 and $7,000 were included in operating expenses during the years ended December 31, 2008 and 2009, respectively. During the year ended December 31, 2008, the Partnership recorded a casualty loss of approximately $4,000 as a result of the write off of undepreciated damaged assets of approximately $4,000. During the year ended December 31, 2009, the Partnership recorded an additional casualty loss of approximately $2,000, as a result of the write off of additional undepreciated damaged assets of approximately $2,000. The Partnership does not anticipate receiving any insurance proceeds.

In April 2009, Creekside Apartments sustained water damages from a broken pipe to one of its apartment buildings of approximately $86,000, including clean up costs of approximately $49,000 which were included in operating expenses during the year ended December 31, 2009. During the year ended December 31, 2009, the Partnership received approximately $76,000 in insurance proceeds, of which approximately $39,000 was for clean up costs and is included as an offset to operating expenses for the year ended December 31, 2009. The Partnership recognized a casualty gain of approximately $35,000 as a result of the receipt of insurance proceeds of approximately $37,000, partially offset by the write off of undepreciated damaged assets of approximately $2,000 during the year ended December 31, 2009.

In April 2009, Creekside Apartments sustained water damages from leaking roofs to one of its apartment buildings of approximately $192,000, including clean up costs of approximately $163,000 which were included in operating expenses during the year ended December 31, 2009. During the year ended December 31, 2009, the Partnership received approximately $182,000 in insurance proceeds, of which approximately $153,000 was for clean up costs and is included as an offset to operating expenses and $2,000 was for lost rents and is included in rental income for the year ended December 31, 2009. The Partnership recognized a casualty gain of approximately $26,000 as a result of the receipt of insurance proceeds of approximately $27,000, partially offset by the write off of undepreciated damaged assets of approximately $1,000 during the year ended December 31, 2009.

In June 2009, Hampden Heights Apartments sustained damages from a hail storm to one of its apartment buildings of approximately $468,000. The Partnership recognized a casualty gain of approximately $294,000 as a result of the receipt of insurance proceeds of approximately $318,000 offset by the write off of undepreciated damaged assets of approximately $24,000 during the year ended December 31, 2009. The insurance proceeds of approximately $318,000 are being held by the mortgage lender and are included in restricted escrow as of December 31, 2009. The Partnership anticipates receiving additional insurance proceeds during 2010 related to this casualty.

Liquidity and Capital Resources

At December 31, 2009, the Partnership had cash and cash equivalents of approximately $269,000 compared to approximately $930,000 at December 31, 2008.  The decrease in cash and cash equivalents of approximately $661,000 is due to approximately $4,647,000 of cash used in investing activities, partially offset by approximately $1,559,000 and $2,427,000 of cash provided by financing and operating activities, respectively.  Cash used in investing activities consisted of property improvements and replacements, partially offset by insurance proceeds received. Cash provided by financing activities consisted of advances received from an affiliate, partially offset by payments of principal made on the mortgages encumbering the Partnership’s investment properties, a distribution to partners and repayment of advances from an affiliate.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership.  During the years ended December 31, 2009 and 2008, AIMCO Properties, L.P. exceeded this credit limit and advanced the Partnership approximately $2,914,000 to fund capital expenditures at Creekside Apartments and Hampden Heights Apartments and operating expenses at all of the Partnership’s investment properties and approximately $843,000 to fund the real estate taxes at The Village in the Woods Apartments and deposits related to the refinancings at three of the Partnership’s investment properties, respectively. The advances bear interest at the prime rate plus 1% or 2% (4.25% or 5.25% at December 31, 2009). Interest expense for the years ended December 31, 2009 and 2008 was approximately $48,000 and $22,000, respectively. During the years ended December 31, 2009 and 2008, the Partnership made payments of approximately $73,000 and $1,174,000 on the advances and associated accrued interest from operating cash flow and proceeds from the 2008 refinancing of three of the Partnership’s investment properties (as discussed in Note B of “Item 8. Financial Statements and Supplementary Data”), respectively. At December 31, 2009, the total outstanding advances and accrued interest due to AIMCO Properties, L.P. is approximately $2,889,000 and is included in due to affiliates on the consolidated balance sheets included in “Item 8. Financial Statements and Supplementary Data”. There were no outstanding advances or associated accrued interest due at December 31, 2008. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to December 31, 2009, AIMCO Properties, L.P. advanced the Partnership approximately $161,000 to fund operating expenses at two of the Partnership’s investment properties and approximately $191,000 to fund real estate taxes at one of the Partnership’s investment properties.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. The Partnership regularly evaluates the capital improvement needs of the properties. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2010. Such capital expenditures will depend on the physical condition of the properties as well as anticipated cash flow generated by the properties.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements and repayment of amounts owed to affiliates) of the Partnership.  The mortgage indebtedness of approximately $60,349,000 is amortized over varying periods. The debt encumbering Creekside Apartments and Hampden Heights Apartments matures in 2014, at which time balloon payments totaling approximately $26,225,000 will be due. The debt encumbering Peakview Place Apartments matures in 2018 and 2020, at which time balloon payments of approximately $2,697,000 and $8,121,000, respectively, will be due.  The debt encumbering The Village in the Woods Apartments matures in 2020, at which time balloon payments of approximately $16,553,000 will be due. The Managing General Partner will attempt to refinance the indebtedness encumbering the Partnership’s investment properties and/or sell the properties prior to their maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

The Partnership distributed the following amounts during the year ended December 31, 2009 and 2008 (in thousands, except per unit data):

	Year Ended	Per Limited	Year Ended	Per Limited
	December 31,	Partnership	December 31,	Partnership
	2009	Unit	2008	Unit

Refinance (1)	$ 625	$ 8.16	$ 24,488	$319.99

(1)   Distributions consist of refinance proceeds from the June 2008 refinances of the mortgages encumbering Creekside Apartments and Hampden Heights Apartments and the second mortgage obtained on The Village in the Woods Apartments in June 2008.

Future cash distributions will depend on the levels of net cash generated from operations, the timing of debt maturities, refinancings and/or property sales. The Partnership’s cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at December 31, 2009, there can be no assurance, however, that the Partnership will generate sufficient fund from operations, after required capital improvement expenditures, to permit any distributions to its partners in 2010 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 52,866 Units in the Partnership representing 70.49% of the outstanding Units at December 31, 2009. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 70.49% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, DeForest Ventures I L.P., from whom AIMCO, through its merger with Insignia Financial Group, Inc., acquired 25,833.5 (approximately 34.45%) of its Units, had agreed for the benefit of third party unitholders, that it would vote such Units: (i) against any increase in compensation payable to the General Partner; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party Unit holders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates’ right to vote each Unit held. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner owes fiduciary duties to both the General Partner and AIMCO as the sole stockholder of the Managing General Partner.

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

Impairment of Long-Lived Assets

Investment properties are recorded at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable. If events or circumstances indicate that the carrying amount of a property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeds the estimated aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property.

Real property investment is subject to varying degrees of risk.  Several factors may adversely affect the economic performance and value of the Partnership’s investment properties.  These factors include, but are not limited to, general economic climate; competition from other apartment communities and other housing options; local conditions, such as loss of jobs or an increase in the supply of apartments that might adversely affect apartment occupancy or rental rates; changes in governmental regulations and the related cost of compliance; increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents; changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multi-family housing; and changes in interest rates and the availability of financing. Any adverse changes in these and other factors could cause an impairment of the Partnership’s assets.

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

Item 8.     Financial Statements and Supplementary Data.

CENTURY PROPERTIES FUND XVII, LP

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - December 31, 2009 and 2008

Consolidated Statements of Operations - Years ended December 31, 2009 and 2008

Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2009 and 2008

Consolidated Statements of Cash Flows - Years ended December 31, 2009 and 2008

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Century Properties Fund XVII, LP

We have audited the accompanying consolidated balance sheets of Century Properties Fund XVII, LP as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2009.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Properties Fund XVII, LP at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the two years in the periods ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 29, 2010

                          CENTURY PROPERTIES FUND XVII, LP

                             CONSOLIDATED BALANCE SHEETS

                          (in thousands, except unit data)

	December 31,
	2009	2008

Assets
Cash and cash equivalents	$ 269	$ 930
Receivables and deposits	473	509
Restricted escrow (Note A)	318	--
Other assets	692	834
Investment properties (Notes B and E):
Land	5,763	5,763
Buildings and related personal property	77,089	72,547
	82,852	78,310
Less accumulated depreciation	(60,215)	(55,846)
	22,637	22,464
	$ 24,389	$ 24,737
Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 347	$ 228
Tenant security deposit liabilities	375	417
Accrued property taxes	754	710
Other liabilities	734	543
Due to affiliates (Note D)	2,977	--
Mortgage notes payable (Note B)	60,349	61,006
	65,536	62,904

Partners' Deficit
General partner	(9,070)	(8,779)
Limited partners (75,000 units issued and
outstanding)	(32,077)	(29,388)
	(41,147)	(38,167)
	$ 24,389	$ 24,737

See Accompanying Notes to Consolidated Financial Statements

                          CENTURY PROPERTIES FUND XVII, LP

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                        (in thousands, except per unit data)

	Years Ended
	December 31,
	2009	2008
Revenues:
Rental income	$ 11,415	$ 11,643
Other income	1,492	1,663
Total revenues	12,907	13,306

Expenses:
Operating	5,585	6,320
General and administrative	396	555
Depreciation	4,593	4,713
Interest	4,296	3,567
Property taxes	745	712
Total expenses	15,615	15,867

Casualty gain (loss) (Note F)	353	(4)
Net loss (Note C)	$ (2,355)	$ (2,565)

Net loss allocated to general partner (11.8%)	$ (278)	$ (303)
Net loss allocated to limited partners (88.2%)	(2,077)	(2,262)
	$ (2,355)	$ (2,565)

Net loss per limited partnership unit	$ (27.69)	$ (30.16)

Distributions per limited partnership unit	$ 8.16	$ 319.99

See Accompanying Notes to Consolidated Financial Statements

                          CENTURY PROPERTIES FUND XVII, LP

               CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

                          (in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partner

Partners

				Total

Original capital contributions	75,000	$ --	$ 75,000	$ 75,000

Partners' deficit at
December 31, 2007	75,000	$(7,986)	$ (3,128)	$(11,114)

Distributions to partners	--	(490)	(23,998)	(24,488)

Net loss for the year ended
December 31, 2008	--	(303)	(2,262)	(2,565)

Partners' deficit at
December 31, 2008	75,000	(8,779)	(29,388)	(38,167)

Distributions to partners	--	(13)	(612)	(625)

Net loss for the year ended
December 31, 2009	--	(278)	(2,077)	(2,355)

Partners' deficit at
December 31, 2009	75,000	$(9,070)	$(32,077)	$(41,147)

See Accompanying Notes to Consolidated Financial Statements

                          CENTURY PROPERTIES FUND XVII, LP

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (in thousands)

	Years Ended
	December 31,
	2009	2008
Cash flows from operating activities:
Net loss	$ (2,355)	$ (2,565)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation	4,593	4,713
Amortization of loan costs	83	66
Loss on early extinguishment of debt	--	7
Casualty loss	2	4
Casualty gain	(355)	--
Change in accounts:
Receivables and deposits	36	310
Other assets	59	33
Accounts payable	35	(17)
Tenant security deposit liabilities	(42)	23
Accrued property taxes	44	30
Other liabilities	191	(30)
Due to affiliates	136	(4)
Net cash provided by operating activities	2,427	2,570
Cash flows from investing activities:
Property improvements and replacements	(4,711)	(1,726)
Net receipts from restricted escrows	--	117
Insurance proceeds received	64	--
Net cash used in investing activities	(4,647)	(1,609)
Cash flows from financing activities:
Payments on mortgage notes payable	(657)	(839)
Repayment of mortgage notes payable	--	(11,664)
Proceeds from mortgage notes payable	--	37,307
Distributions to partners	(625)	(24,488)
Loan costs paid	--	(422)
Repayment of advances from affiliate	(73)	(1,148)
Advances from affiliate	2,914	843
Net cash provided by (used in) financing activities	1,559	(411)
Net (decrease) increase in cash and cash equivalents	(661)	550
Cash and cash equivalents at beginning of year	930	380
Cash and cash equivalents at end of year	$ 269	$ 930
Supplemental disclosure of cash flow information:
Cash paid for interest	$ 3,973	$ 3,532
Supplemental disclosure of non-cash activity:
Property improvements and replacements included
in accounts payable	$ 196	$ 112
Insurance proceeds held by mortgage lender in restricted
escrow account	$ 318	$ --

At December 31, 2007, approximately $275,000 of property improvements and replacements were included in accounts payable and are included in property improvements and replacements for the year ended December 31, 2008.

See Accompanying Notes to Consolidated Financial Statements

                          CENTURY PROPERTIES FUND XVII, LP

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  December 31, 2009

Note A - Organization and Summary of Significant Accounting Policies

Organization: Century Properties Fund XVII, LP (the "Partnership" or the "Registrant") is a California limited partnership organized in November 1981 to acquire and operate residential apartment complexes. The Partnership currently owns four residential apartment complexes, three of which are located in Colorado and one is located in Texas.  Fox Partners (the “General Partner”), a California general partnership, is the general partner of the Partnership. The general partners of Fox Partners are Fox Capital Management Corporation (“FCMC” or the "Managing General Partner"), Fox Realty Investors ("FRI"), and CPF XVII LLC, a California Limited Liability Company. NPI Equity Investments II, Inc., a Florida corporation ("NPI Equity"), is the general partner of FRI. FCMC and NPI Equity are affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2021 unless terminated prior to such date.

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

Under the merger agreement, each unit of limited partnership interest in the California partnership was converted into an identical unit of limited partnership interest in the Delaware partnership and the general partnership interest in the California partnership previously held by the general partner was converted into a general partnership interest in the Delaware partnership. All interests in the Delaware partnership outstanding immediately prior to the merger were cancelled in the merger.

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

Subsequent Events: The Partnership’s management evaluated subsequent events through the time this Annual Report on Form 10-K was filed.

Recent Accounting Pronouncements: In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162, or SFAS No. 168, which is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Upon the effective date of SFAS No. 168, the FASB Accounting Standards Codification, or the FASB ASC, became the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB ASC superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the FASB ASC is now non-authoritative.  Subsequent to the effective date of SFAS No. 168, the FASB will issue Accounting Standards Updates that serve to update the FASB ASC.

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

After payment of the management incentive, net income and net loss, excluding income arising from the occurrence of sales or dispositions, of the Partnership and taxable income and loss are allocated 98% to the limited partners and 2% to the General Partner.

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

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks.  At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $68,000 and $734,000 at December 31, 2009 and 2008, respectively, that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits:  The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged the space and is current on rental payments.

Replacement Reserves: A replacement reserve account was established in 1998 with the refinancing proceeds for Creekside Apartments and Hampden Heights Apartments. These funds were established to complete listed repairs and replacements. The total reserve account balance of approximately $117,000, which included interest, was released during the year ended December 31, 2008.

Restricted Escrow: In connection with the June 2009 casualty at Hampden Heights Apartments, approximately $318,000 of insurance proceeds was placed in a restricted escrow account held by the mortgage lender. These funds will be held until the renovation work is completed.

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

Deferred Costs: Loan costs of approximately $735,000 as of December 31, 2009 and 2008, less accumulated amortization of approximately $281,000 and $198,000, are included in other assets on the accompanying consolidated balance sheets at December 31, 2009 and 2008, respectively.  The loan costs are amortized over the terms of the related loan agreements. Amortization of loan costs for the years ended December 31, 2009 and 2008 was approximately $83,000 and $66,000, respectively, and is included in interest expense. Amortization expense is expected to be approximately $82,000 for 2010, $81,000 for 2011, $80,000 for 2012, $79,000 for 2013 and $50,000 for 2014.

Leasing commissions and other direct costs incurred in connection with successful leasing efforts are deferred and amortized over the terms of the related leases.  Amortization of these costs is included in operating expenses.

Investment Properties:  Investment properties consist of four apartment complexes and are stated at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable. The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property compenents. Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress. Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250. Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level. There were no such costs capitalized during the years ended December 31, 2009 and 2008. Capitalized costs are depreciated over the useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

If events or circumstances indicate that the carrying amount of a property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeds the estimated aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property.  No adjustments for impairment of value were necessary for the years ending December 31, 2009 and 2008.

Fair Value of Financial Instruments: FASB ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term long-term debt. At December 31, 2009, the fair value of the Partnership's long term debt at the Partnership’s incremental borrowing rate was approximately $63,715,000.

Segment Reporting: FASB ASC Topic 280-10, “Segment Reporting”, established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. FASB ASC Topic 280-10 also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in FASB ASC Topic 280-10, the Partnership has only one reportable segment.

Advertising Costs: Advertising costs of approximately $225,000 and $279,000 for the years ended December 31, 2009 and 2008, respectively, were charged to expense as incurred and are included in operating expenses.

Use of Estimates: The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Note B - Mortgage Notes Payable

The terms of the mortgage notes payable are as follows:

	Principal		Monthly			Principal
	Balance At		Payment			Balance
	December 31,		Including	Interest	Maturity	Due At
Property	2009	2008	Interest	Rate (1)	Date	Maturity
	(in thousands)					(in thousands)

Peakview Place
Apartments
1st mortgage	$ 9,555	$ 9,638	$ 71	7.99%	01/01/20	$ 8,121
2nd mortgage	3,156	3,196	19	5.93%	01/01/18	2,697
Creekside
Apartments	14,359	14,549	86	5.82%	07/01/14	13,352
Hampden Heights
Apartments	13,829	13,995	84	5.91%	07/01/14	12,873
The Village in
the Woods Apartments
1st mortgage	10,990	11,076	86	8.56%	02/01/20	9,557
2nd mortgage	8,460	8,552	54	6.43%	02/01/20	6,996
	$60,349	$61,006	$ 400			$53,596

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

In connection with the second mortgage, the Partnership also agreed to certain modifications of the first mortgage encumbering The Village in the Woods Apartments.  The modification includes monthly payments of principal and interest of approximately $86,000, beginning August 1, 2008 until the loan matures February 1, 2020, with a fixed interest rate of 8.56% and a balloon payment of approximately $9,557,000 due at maturity.  Total loan costs associated with the modification of the existing mortgage were approximately $90,000 and were included in general and administrative expenses.  If no event of default exists at maturity, the maturity date will be automatically extended for one additional year to February 1, 2021. The previous terms of the first mortgage consisted of a fixed interest rate of 8.56% per annum and monthly payments of principal and interest of approximately $126,000 through the maturity date of February 1, 2020, at which date the mortgage was scheduled to be fully amortized. The Partnership may prepay the first mortgage subject to a prepayment penalty.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee certain non-recourse obligations and liabilities of the Partnership with respect to the modified loan.

The mortgage notes payable are non-recourse and are secured by pledge of the respective apartment properties and by pledge of revenues from the respective apartment properties.  The notes require prepayment penalties if repaid prior to maturity and prohibit resale of the properties subject to existing indebtedness.

Scheduled principal payments on the mortgage notes payable subsequent to December 31, 2009 are as follows (dollar amounts in thousands):

2010	$ 737
2011	787
2012	840
2013	897
2014	26,931
Thereafter	30,157
$60,349

Note C - Income Taxes

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership.

The following is a reconciliation of reported net loss and Federal taxable loss (in thousands, except per unit data):

	2009	2008
Net loss as reported	$(2,355)	$(2,565)
Add (deduct):
Depreciation differences	1,836	1,980
Other	(595)	300
Interest expense	(138)	(138)
Federal taxable loss	$(1,252)	$ (423)

Federal taxable loss per limited
partnership unit	$(14.72)	$ (4.97)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

	2009	2008
Net liabilities as reported	$(41,147)	$(38,167)
Land and buildings	5,849	6,188
Accumulated depreciation	(9,339)	(10,929)
Syndication and distribution costs	2,644	2,644
Original issue discount	2,412	2,550
Deferred sales commission	6,675	6,675
Other	299	309
Net liabilities - Federal tax basis	$(32,607)	$(30,730)

Note D - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership’s properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $634,000 and $656,000 for the years ended December 31, 2009 and 2008, respectively, which are included in operating expenses.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $627,000 and $374,000 for the years ended December 31, 2009 and 2008, respectively, which are included in general and administrative expenses and investment properties.  The portion of these reimbursements included in investment properties for the years ended December 31, 2009 and 2008 are construction management services provided by an affiliate of the Managing General Partner of approximately $465,000 and $166,000, respectively.  At December 31, 2009, approximately $88,000 of these reimbursements are payable to affiliates of the Managing General Partner and are included in due to affiliates. There were no such reimbursements payable to affiliates of the Managing General Partner at December 31, 2008.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. There were no Partnership management fees paid during the years ended December 31, 2009 and 2008, as there were no distributions from operations.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership.  During the years ended December 31, 2009 and 2008, AIMCO Properties, L.P. exceeded this credit limit and advanced the Partnership approximately $2,914,000 to fund capital expenditures at Creekside Apartments and Hampden Heights Apartments and operating expenses at all of the Partnership’s investment properties and approximately $843,000 to fund the real estate taxes at The Village in the Woods Apartments and deposits related to the refinancings at three of the Partnership’s investment properties, respectively. The advances bear interest at the prime rate plus 1% or 2% (4.25% or 5.25% at December 31, 2009). Interest expense for the years ended December 31, 2009 and 2008 was approximately $48,000 and $22,000, respectively. During the years ended December 31, 2009 and 2008, the Partnership made payments of approximately $73,000 and $1,174,000 on the advances and associated accrued interest from operating cash flow and proceeds from the 2008 refinancing of three of the Partnership’s investment properties (as discussed in Note B), respectively. At December 31, 2009, the total outstanding advances and accrued interest due to AIMCO Properties, L.P. is approximately $2,889,000 and is included in due to affiliates. There were no outstanding advances or associated accrued interest due at December 31, 2008. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to December 31, 2009, AIMCO Properties, L.P. advanced the Partnership approximately $161,000 to fund operating expenses at two of the Partnership’s investment properties and approximately $191,000 to fund real estate taxes at one of the Partnership’s investment properties.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2009 and 2008, the Partnership was charged by AIMCO and its affiliates approximately $227,000 and $304,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 52,866 units of limited partnership interest (the “Units”) in the Partnership representing 70.49% of the outstanding Units at December 31, 2009. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 70.49% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, DeForest Ventures I L.P., from whom AIMCO, through its merger with Insignia Financial Group, Inc., acquired 25,833.5 (approximately 34.45%) of its Units, had agreed for the benefit of third party unitholders, that it would vote such Units: (i) against any increase in compensation payable to the General Partner; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party Unit holders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates’ right to vote each Unit held. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner owes fiduciary duties to both the General Partner and AIMCO as the sole stockholder of the Managing General Partner.

Note E – Investment Properties and Accumulated Depreciation

		Initial Cost
		To Partnership
		(in thousands)

			Buildings	Net Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)

Peakview Place Apartments	$12,711	$ 1,320	$11,879	$ 9,668
Creekside Apartments	14,359	1,366	7,307	7,786
Hampden Heights Apartments	13,829	1,575	8,580	8,186
The Village in the Woods
Apartments	19,450	2,852	20,915	1,418
Total	$60,349	$ 7,113	$48,681	$27,058

	Gross Amount At Which Carried
	At December 31, 2009
	(in thousands)

		Buildings
		And Related			Year of
		Personal		Accumulated	Construc-	Date	Depreciable
Description	Land	Property	Total	Depreciation	tion	Acquired	Life
				(in thousands)
Peakview Place
Apartments	$ 1,320	$21,547	$22,867	$20,224	1979	9/82	5-30 yrs
Creekside
Apartments	1,366	15,093	16,459	10,635	1974	10/82	5-30 yrs
Hampden
Heights
Apartments	1,577	16,764	18,341	12,249	1974	10/82	5-30 yrs
The Village
in the Woods
Apartments	1,500	23,685	25,185	17,107	1983	10/82	5-30 yrs
Total	$ 5,763	$77,089	$82,852	$60,215

Reconciliation of "investment properties and accumulated depreciation":

	Years Ended December 31,
	2009	2008
Investment Properties	(in thousands)
Balance at beginning of year	$78,310	$76,772
Property improvements	4,795	1,563
Disposal of property	(253)	(25)
Balance at end of year	$82,852	$78,310

Accumulated Depreciation
Balance at beginning of year	$55,846	$51,154
Additions charged to expense	4,593	4,713
Disposal of property	(224)	(21)
Balance at end of year	$60,215	$55,846

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2009 and 2008 is approximately $88,701,000 and $84,498,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2009 and 2008 is approximately $69,554,000 and $66,775,000, respectively.

Note F – Casualty Events

In September 2008, The Village in the Woods Apartments sustained damages from Hurricane Ike of approximately $264,000, including clean up costs of approximately $185,000, of which approximately $178,000 and $7,000 were included in operating expenses during the years ended December 31, 2008 and 2009, respectively. During the year ended December 31, 2008, the Partnership recorded a casualty loss of approximately $4,000 as a result of the write off of undepreciated damaged assets of approximately $4,000. During the year ended December 31, 2009, the Partnership recorded an additional casualty loss of approximately $2,000, as a result of the write off of additional undepreciated damaged assets of approximately $2,000. The Partnership does not anticipate receiving any insurance proceeds.

In April 2009, Creekside Apartments sustained water damages from a broken pipe to one of its apartment buildings of approximately $86,000, including clean up costs of approximately $49,000 which were included in operating expenses during the year ended December 31, 2009. During the year ended December 31, 2009, the Partnership received approximately $76,000 in insurance proceeds, of which approximately $39,000 was for clean up costs and is included as an offset to operating expenses for the year ended December 31, 2009. The Partnership recognized a casualty gain of approximately $35,000 as a result of the receipt of insurance proceeds of approximately $37,000, partially offset by the write off of undepreciated damaged assets of approximately $2,000 during the year ended December 31, 2009.

In April 2009, Creekside Apartments sustained water damages from leaking roofs to one of its apartment buildings of approximately $192,000, including clean up costs of approximately $163,000 which were included in operating expenses during the year ended December 31, 2009. During the year ended December 31, 2009, the Partnership received approximately $182,000 in insurance proceeds, of which approximately $153,000 was for clean up costs and is included as an offset to operating expenses and $2,000 was for lost rents and is included in rental income for the year ended December 31, 2009. The Partnership recognized a casualty gain of approximately $26,000 as a result of the receipt of insurance proceeds of approximately $27,000, partially offset by the write off of undepreciated damaged assets of approximately $1,000 during the year ended December 31, 2009.

In June 2009, Hampden Heights Apartments sustained damages from a hail storm to one of its apartment buildings of approximately $468,000. The Partnership recognized a casualty gain of approximately $294,000 as a result of the receipt of insurance proceeds, of approximately $318,000 offset by the write off of undepreciated damaged assets of approximately $24,000 during the year ended December 31, 2009. The insurance proceeds of approximately $318,000 are being held by the mortgage lender and are included in restricted escrow as of December 31, 2009. The Partnership anticipates receiving additional insurance proceeds during 2010 related to this casualty.

Note G - Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the Partnership paid approximately $2,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment property.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. After those arbitrations have been completed, the parties will revisit settling the on-call claims. The first two arbitrations took place in December 2009 and the Defendants received a defense verdict against the first two claimants and plaintiffs dismissed the claims of the next two claimants. The remaining two arbitrations will take place in April 2010.  The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2009.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2009, the Partnership’s internal control over financial reporting is effective.

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

(b)   Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Name	Age	Position

Steven D. Cordes	38	Director and Senior Vice President
John Bezzant	47	Director and Senior Vice President
Timothy J. Beaudin	51	President and Chief Operating Officer
Ernest M. Freedman	39	Executive Vice President and Chief Financial Officer
Lisa R. Cohn	41	Executive Vice President, General Counsel and Secretary
Paul Beldin	36	Senior Vice President and Chief Accounting Officer
Stephen B. Waters	48	Senior Director of Partnership Accounting

Steven D. Cordes was appointed as a Director of the Managing General Partner effective March 2, 2009.  Mr. Cordes has been a Senior Vice President of the Managing General Partner and AIMCO since May 2007.  Mr. Cordes joined AIMCO in 2001 as a Vice President of Capital Markets with responsibility for AIMCO’s joint ventures and equity capital markets activity.  Prior to joining AIMCO, Mr. Cordes was a manager in the financial consulting practice of PricewaterhouseCoopers.  Effective March 2009, Mr. Cordes was appointed to serve as the equivalent of the chief executive officer of the Partnership.  Mr. Cordes brings particular expertise to the Board in the areas of asset management as well as finance and accounting.

John Bezzant was appointed as a Director of the Managing General Partner effective December 16, 2009.  Mr. Bezzant has been a Senior Vice President of the Managing General Partner and AIMCO since joining AIMCO in June 2006.   Prior to joining AIMCO, from 2005 to June 2006, Mr. Bezzant was a First Vice President at Prologis, a Denver, Colorado-based real estate investment trust, and from 1986 to 2005, Mr. Bezzant served as Vice President, Asset Management at Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  Mr. Bezzant brings particular expertise to the Board in the areas of real estate finance, property operations, sales and development.

Timothy J. Beaudin was appointed President and Chief Operating Officer of AIMCO and the Managing General Partner in February 2009.  He joined AIMCO and the Managing General Partner as Executive Vice President and Chief Development Officer in October 2005 and was appointed Executive Vice President and Chief Property Operating Officer of the Managing General Partner and AIMCO in October 2008.  Mr. Beaudin oversees conventional and affordable property operations, transactions, asset management, and redevelopment and construction services for AIMCO and the Managing General Partner.  Prior to joining AIMCO and beginning in 1995, Mr. Beaudin was with Catellus Development Corporation.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

Ernest M. Freedman was appointed Executive Vice President and Chief Financial Officer of the Managing General Partner and AIMCO in November 2009.   Mr. Freedman joined AIMCO in 2007 as Senior Vice President of Financial Planning and Analysis and has served as Senior Vice President of Finance since February 2009, responsible for financial planning, tax, accounting and related areas.  Prior to joining AIMCO, from 2004 to 2007, Mr. Freedman served as chief financial officer of HEI Hotels and Resorts.

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

Paul Beldin joined AIMCO in May 2008 and has served as Senior Vice President and Chief Accounting Officer of AIMCO and the Managing General Partner since that time.  Prior to joining AIMCO, Mr. Beldin served as controller and then as chief financial officer of America First Apartment Investors, Inc., a publicly traded multifamily real estate investment trust, from May 2005 to September 2007 when the company was acquired by Sentinel Real Estate Corporation.  Prior to joining America First Apartment Investors, Inc., Mr. Beldin was a senior manager at Deloitte and Touche LLP, where he was employed from August 1996 to May 2005, including two years as an audit manager in SEC services at Deloitte’s national office.

Stephen B. Waters was appointed Senior Director of Partnership Accounting of AIMCO and the Managing General Partner in June 2009.  Mr. Waters has responsibility for partnership accounting with AIMCO and serves as the principal financial officer of the Managing General Partner.  Mr. Waters joined AIMCO as a Director of Real Estate Accounting in September 1999 and was appointed Vice President of the Managing General Partner and AIMCO in April 2004.  Prior to joining AIMCO, Mr. Waters was a senior manager at Ernst & Young LLP.

The Registrant is not aware of the involvement in any legal proceedings with respect to the directors and executive officers listed in this Item 10.

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

Item 11.    Executive Compensation.

Neither the directors nor the officers of the Managing General Partner received any remuneration from the Partnership during the year ended December 31, 2009.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding units of limited partnership interest (the “Units”) of the Registrant owned by each person who is known by the Registrant to own beneficially or exercise voting or dispositive control over more than 5% of the Registrant's Units, by each of the directors and by the directors and officers of the Managing General Partner as a group as of December 31, 2009.

	Amount and nature of	%
Name of Beneficial Owner	Beneficial Owner	of Units

AIMCO IPLP, L.P.	25,833.50	34.45%
(an affiliate of AIMCO)
Fox Capital Management Corporation	100.00	0.13%
(an affiliate of AIMCO)
IPLP Acquisition I LLC	3,369.50	4.49%
(an affiliate of AIMCO)
AIMCO Properties, L.P.	23,563.00	31.42%
(an affiliate of AIMCO)

AIMCO IPLP, L.P., Fox Capital Management Corporation and IPLP Acquisition I LLC are indirectly ultimately owned by AIMCO.  Their business address is 55 Beattie Place, Greenville, South Carolina 29601.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership’s properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $634,000 and $656,000 for the years ended December 31, 2009 and 2008, respectively, which are included in operating expenses.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $627,000 and $374,000 for the years ended December 31, 2009 and 2008, respectively, which are included in general and administrative expenses and investment properties.  The portion of these reimbursements included in investment properties for the years ended December 31, 2009 and 2008 are construction management services provided by an affiliate of the Managing General Partner of approximately $465,000 and $166,000, respectively.   At December 31, 2009, approximately $88,000 of these reimbursements are payable to affiliates of the Managing General Partner and are included in due to affiliates. There were no such reimbursements payable to affiliates of the Managing General Partner at December 31, 2008.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. There were no Partnership management fees paid during the years ended December 31, 2009 and 2008, as there were no distributions from operations.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership.  During the years ended December 31, 2009 and 2008, AIMCO Properties, L.P. exceeded this credit limit and advanced the Partnership approximately $2,914,000 to fund capital expenditures at Creekside Apartments and Hampden Heights Apartments and operating expenses at all of the Partnership’s investment properties and approximately $843,000 to fund the real estate taxes at The Village in the Woods Apartments and deposits related to the refinancings at three of the Partnership’s investment properties, respectively. The advances bear interest at the prime rate plus 1% or 2% (4.25% or 5.25% at December 31, 2009). Interest expense for the years ended December 31, 2009 and 2008 was approximately $48,000 and $22,000, respectively. During the years ended December 31, 2009 and 2008, the Partnership made payments of approximately $73,000 and $1,174,000 on the advances and associated accrued interest from operating cash flow and proceeds from the 2008 refinancing of three of the Partnership’s investment properties, respectively. At December 31, 2009, the total outstanding advances and accrued interest due to AIMCO Properties, L.P. is approximately $2,889,000 and is included in due to affiliates. There were no outstanding advances or associated accrued interest due at December 31, 2008. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to December 31, 2009, AIMCO Properties, L.P. advanced the Partnership approximately $161,000 to fund operating expenses at two of the Partnership’s investment properties and approximately $191,000 to fund real estate taxes at one of the Partnership’s investment properties.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2009 and 2008, the Partnership was charged by AIMCO and its affiliates approximately $227,000 and $304,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 52,866 units of limited partnership interest (the “Units”) in the Partnership representing 70.49% of the outstanding Units at December 31, 2009. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 70.49% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, DeForest Ventures I L.P., from whom AIMCO, through its merger with Insignia Financial Group, Inc., acquired 25,833.5 (approximately 34.45%) of its Units, had agreed for the benefit of third party unitholders, that it would vote such Units: (i) against any increase in compensation payable to the General Partner; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party Unit holders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates’ right to vote each Unit held. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner owes fiduciary duties to both the General Partner and AIMCO as the sole stockholder of the Managing General Partner.

Neither of the Managing General Partner’s directors are independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Managing General Partner.

Item 14.    Principal Accounting Fees and Services.

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2010.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2009 and 2008 are described below.

Audit Fees.  Fees for audit services totaled approximately $59,000 and $66,000 for the years 2009 and 2008, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-Q.

Tax Fees.  Fees for tax services totaled approximately $12,000 for both 2009 and 2008.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)            The following consolidated financial statements are included in Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - December 31, 2009 and 2008

Consolidated Statements of Operations - Years ended December 31, 2009 and 2008

Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2009 and 2008

Consolidated Statements of Cash Flows - Years ended December 31, 2009 and 2008

Notes to Consolidated Financial Statements

Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

(b)            Exhibits:

See Exhibit index

The agreements included as exhibits to this Form 10-K contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. The Partnership acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Form 10-K not misleading. Additional information about the Partnership may be found elsewhere in this Form 10-K and the Partnership’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTURY PROPERTIES FUND XVII, LP
By: Fox Partners
General Partner

By: Fox Capital Management Corporation
Managing General Partner

By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director of Partnership Accounting

Date: March 29, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/John Bezzant	Director and Senior	Date: March 29, 2010
John Bezzant	Vice President

/s/Steven D. Cordes	Director and Senior	Date: March 29, 2010
Steven D. Cordes	Vice President

/s/Stephen B. Waters	Senior Director of Partnership	Date: March 29, 2010
Stephen B. Waters	Accounting

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