Form 10-Q
period 2010-03-31
CENTURY PROPERTIES FUND XVII
filed 2010-05-14
CIK 356472

United States

Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   Quarterly Report PURSUANT TO Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

or

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

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

CENTURY PROPERTIES FUND XVII, LP

CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 251	$ 269
Receivables and deposits	450	473
Restricted escrow	318	318
Other assets	954	692
Investment properties:
Land	5,763	5,763
Buildings and related personal property	77,436	77,089
	83,199	82,852
Less accumulated depreciation	(61,229)	(60,215)
	21,970	22,637
	$ 23,943	$ 24,389
Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 700	$ 347
Tenant security deposit liabilities	391	375
Accrued property taxes	393	754
Other liabilities	634	734
Due to affiliates (Note B)	3,416	2,977
Mortgage notes payable	60,170	60,349
	65,704	65,536

Partners' Deficit
General partner	(9,142)	(9,070)
Limited partners (75,000 units issued and
outstanding)	(32,619)	(32,077)
	(41,761)	(41,147)
	$ 23,943	$ 24,389

Note: The consolidated balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVII, LP

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2010	2009
Revenues:
Rental income	$ 2,799	$ 2,923
Other income	374	337
Total revenues	3,173	3,260

Expenses:
Operating	1,372	1,363
General and administrative	100	120
Depreciation	1,015	1,193
Interest	1,083	1,052
Property taxes	217	180
Total expenses	3,787	3,908

Net loss	$ (614)	$ (648)

Net loss allocated to general partner (11.8%)	$ (72)	$ (76)
Net loss allocated to limited partners (88.2%)	(542)	(572)
	$ (614)	$ (648)

Net loss per limited partnership unit	$ (7.23)	$ (7.63)

Distribution per limited partnership unit	$ --	$ 8.16

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVII, LP

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
(Unaudited)
(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partner

Partners

				Total

Original capital contributions	75,000	$ --	$ 75,000	$ 75,000

Partners' deficit at
December 31, 2009	75,000	$(9,070)	$(32,077)	$(41,147)

Net loss for the three months
ended March 31, 2010	--	(72)	(542)	(614)

Partners' deficit
at March 31, 2010	75,000	$(9,142)	$(32,619)	$(41,761)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVII, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$ (614)	$ (648)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	1,015	1,193
Amortization of loan costs	21	21
Casualty loss	--	2
Change in accounts:
Receivables and deposits	23	20
Other assets	(283)	(161)
Accounts payable	480	118
Tenant security deposit liabilities	16	(9)
Accrued property taxes	(361)	(348)
Other liabilities	(100)	125
Due to affiliates	86	53

Net cash provided by operating activities	283	366

Cash flows used in investing activities:
Property improvements and replacements	(475)	(347)

Cash flows from financing activities:
Payments on mortgage notes payable	(179)	(135)
Distribution to partners	--	(625)
Advances from affiliate	353	43
Net cash provided by (used in) financing
activities	174	(717)

Net decrease in cash and cash equivalents	(18)	(698)
Cash and cash equivalents at beginning of period	269	930
Cash and cash equivalents at end of period	$ 251	$ 232

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 1,021	$ 837
Supplemental disclosure of non-cash activity:
Property improvements and replacements included
in accounts payable	$ 69	$ 76

At December 31, 2009 and 2008, approximately $196,000 and $112,000, respectively, of property improvements and replacements were included in accounts payable, and are included in property improvements and replacements for the three months ended March 31, 2010 and 2009, respectively.

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVII, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XVII, LP (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Fox Partners, a California general partnership, is the general partner of the Partnership (the “General Partner”). The general partners of Fox Partners are Fox Capital Management Corporation (“FCMC” or the “Managing General Partner"), Fox Realty Investors (“FRI”), and CPF XVII, LLC. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The Managing General Partner and the general partner of FRI are affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $159,000 and $166,000 for the three months ended March 31, 2010 and 2009, respectively, which are included in operating expenses.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $141,000 and $82,000 for the three months ended March 31, 2010 and 2009, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the three months ended March 31, 2010 and 2009 are construction management services provided by an affiliate of the Managing General Partner of approximately $96,000 and $29,000, respectively. At March 31, 2010 and December 31, 2009, approximately $134,000 and $88,000, respectively, of these reimbursements are payable to affiliates of the Managing General Partner and are included in due to affiliates.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. There were no Partnership management fees earned or paid during the three months ended March 31, 2010 or 2009, as there were no distributions from operations.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the third quarter of 2009, AIMCO Properites, L.P. exceeded this credit limit. During the three months ended March 31, 2010, AIMCO Properties, L.P. advanced the Partnership approximately $191,000 to fund real estate taxes at The Village in the Woods Apartments and approximately $162,000 to fund operating expenses and capital improvements at Creekside Apartments and The Village in the Woods Apartments. During the three months ended March 31, 2009, AIMCO Properties, L.P. advanced the Partnership approximately $43,000 to fund operating expenses at all of the Partnership’s investment properties. The advances bear interest at the prime rate plus 1% or 2% (4.25% or 5.25% at March 31, 2010). Interest expense for the three months ended March 31, 2010 and 2009 was approximately $40,000 and less than $1,000, respectively. At March 31, 2010 and December 31, 2009, the amount of outstanding advances and accrued interest due to AIMCO Properties, L.P. was approximately $3,282,000 and $2,889,000, respectively, and is included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to March 31, 2010, AIMCO Properties, L.P. advanced the Partnership approximately $381,000 to fund operating expenses at three of the Partnership’s investment properties.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the three months ended March 31, 2010, the Partnership was charged by AIMCO and its affiliates approximately $210,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2010 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $227,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2009.

Note C – Casualty Event

In September 2008, The Village in the Woods Apartments sustained damages from Hurricane Ike of approximately $264,000, including clean up costs of approximately $185,000, of which approximately $178,000 and $7,000 were included in operating expenses during the year ended December 31, 2008 and the three months ended March 31, 2009, respectively. During the year ended December 31, 2008, the Partnership recorded a casualty loss of approximately $4,000 as a result of the write off of undepreciated damaged assets of approximately $4,000. During the three months ended March 31, 2009, the Partnership recorded an additional casualty loss of approximately $2,000, which was included in operating expenses, as a result of the write off of additional undepreciated damaged assets of approximately $2,000.

Note D – Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long-term debt) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, long-term debt.  At March 31, 2010, the fair value of the Partnership's long-term debt at the Partnership's incremental borrowing rate was approximately $63,468,000.

Note E – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the Partnership paid approximately $2,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment property.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. After those arbitrations have been completed, the parties will revisit settling the on-call claims. The first two arbitrations took place in December 2009 and the Defendants received a defense verdict against the first two claimants and plaintiffs dismissed the claims of the next two claimants. The remaining two arbitration hearings took place in April 2010 and the Defendants are awaiting the results. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report contains or may contain information that is forward-looking within the meaning of the federal securities laws, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s properties and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for residents in such markets; insurance risk, including the cost of insurance; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s consolidated financial statements, the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

The Partnership's investment properties consist of four apartment complexes.  The following table sets forth the average occupancy of the properties for the three months ended March 31, 2010 and 2009:

	Average Occupancy
Property	2010	2009

Peakview Place Apartments	97%	96%
Englewood, Colorado
Creekside Apartments	96%	96%
Denver, Colorado
Hampden Heights Apartments	96%	95%
Denver, Colorado
The Village in the Woods Apartments	96%	95%
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

Results of Operations

The Partnership realized net losses of approximately $614,000 and $648,000 for the three months ended March 31, 2010 and 2009, respectively. The decrease in net loss is due to a decrease in total expenses, partially offset by a decrease in total revenues.

Total expenses decreased primarily due to decreases in depreciation and general and administrative expenses, partially offset by increases in interest and property tax expenses. Operating expense remained relatively constant for the comparable periods. Depreciation expense decreased primarily due to property improvements and replacements placed into service in prior years at Peakview Place Apartments becoming fully depreciated during 2009, partially offset by property improvements and replacements placed into service at all of the Partnership’s investment properties during the past twelve months. Interest expense increased due to an increase in interest on advances received from an affiliate of the Managing General Partner as a result of a higher average outstanding balance. Property tax expense increased primarily due to an increase in the assessed value of all of the Partnership’s investment properties.

In September 2008, The Village in the Woods Apartments sustained damages from Hurricane Ike of approximately $264,000, including clean up costs of approximately $185,000, of which approximately $178,000 and $7,000 were included in operating expenses during the year ended December 31, 2008 and the three months ended March 31, 2009, respectively. During the year ended December 31, 2008, the Partnership recorded a casualty loss of approximately $4,000 as a result of the write off of undepreciated damaged assets of approximately $4,000. During the three months ended March 31, 2009, the Partnership recorded an additional casualty loss of approximately $2,000, which was included in operating expenses, as a result of the write off of additional undepreciated damaged assets of approximately $2,000.

General and administrative expenses decreased primarily due to decreases in reimbursements to the Managing General Partner as allowed under the Partnership Agreement and professional expenses associated with the administration of the Partnership. Also included in general and administrative expenses for the three months ended March 31, 2010 and 2009 are costs associated with the quarterly and annual communications with the investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues decreased due to a decrease in rental income, partially offset by an increase in other income. Rental income decreased due to a decrease in the average rental rate at all of the Partnership’s investment properties. Other income increased primarily due to increases in tenant utility reimbursements at Creekside Apartments and Hampden Heights Apartments.

Liquidity and Capital Resources

At March 31, 2010, the Partnership had cash and cash equivalents of approximately $251,000, compared to approximately $269,000 at December 31, 2009.  The decrease in cash and cash equivalents of approximately $18,000 is due to approximately $475,000 of cash used in investing activities, partially offset by approximately $283,000 and $174,000 of cash provided by operating and financing activities, respectively.  Cash used in investing activities consisted of property improvements and replacements. Cash provided by financing activities consisted of advances received from an affiliate of the Managing General Partner, partially offset by principal payments made on the mortgages encumbering the Partnership’s investment properties.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the third quarter of 2009, AIMCO Properites, L.P. exceeded this credit limit. During the three months ended March 31, 2010, AIMCO Properties, L.P. advanced the Partnership approximately $191,000 to fund real estate taxes at The Village in the Woods Apartments and approximately $162,000 to fund operating expenses and capital improvements at Creekside Apartments and The Village in the Woods Apartments. During the three months ended March 31, 2009, AIMCO Properties, L.P. advanced the Partnership approximately $43,000 to fund operating expenses at all of the Partnership’s investment properties. The advances bear interest at the prime rate plus 1% or 2% (4.25% or 5.25% at March 31, 2010). Interest expense for the three months ended March 31, 2010 and 2009 was approximately $40,000 and less than $1,000, respectively. At March 31, 2010 and December 31, 2009, the amount of outstanding advances and accrued interest due to AIMCO Properties, L.P. was approximately $3,282,000 and $2,889,000, respectively, and is included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to March 31, 2010, AIMCO Properties, L.P. advanced the Partnership approximately $381,000 to fund operating expenses at three of the Partnership’s investment properties.

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

Peakview Place Apartments

During the three months ended March 31, 2010, the Partnership completed approximately $22,000 of capital improvements at Peakview Place Apartments, consisting primarily of floor covering replacement. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2010.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Creekside Apartments

During the three months ended March 31, 2010, the Partnership completed approximately $207,000 of capital improvements at Creekside Apartments, consisting primarily of structural improvements, HVAC upgrades, balcony improvements and exterior painting. These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2010. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Hampden Heights Apartments

During the three months ended March 31, 2010, the Partnership completed approximately $49,000 of capital improvements at Hampden Heights Apartments, consisting primarily of HVAC upgrades and gutter and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2010. Such capital expenditures will depend on the physical condition of the property as well as insurance proceeds and anticipated cash flow generated by the property.

The Village in the Woods Apartments

During the three months ended March 31, 2010, the Partnership completed approximately $70,000 of capital improvements at The Village in the Woods Apartments consisting primarily of kitchen and bath upgrades, and floor covering replacement.  These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2010. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to fund such advances. To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements and repayment of amounts owed to affiliates) of the Partnership.  The mortgage indebtedness of approximately $60,170,000 is amortized over varying periods. The debt encumbering Creekside Apartments and Hampden Heights Apartments matures in 2014, at which time balloon payments totaling approximately $26,225,000 will be due. The debt encumbering Peakview Place Apartments matures in 2018 and 2020, at which time balloon payments of approximately $2,697,000 and $8,121,000, respectively, will be due.  The debt encumbering The Village in the Woods Apartments matures in 2020, at which time balloon payments of approximately $16,553,000 will be due. The Managing General Partner will attempt to refinance the indebtedness encumbering the Partnership’s investment properties and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

The Partnership distributed the following amounts during the three months ended March 31, 2010 and 2009 (in thousands, except per unit data):

	Three Months	Per Limited	Three Months	Per Limited
	Ended	Partnership	Ended	Partnership
	March 31, 2010	Unit	March 31, 2009	Unit

Refinance (1)	$ --	$ --	$ 625	$ 8.16

(1)   Proceeds from the June 2008 refinancing of the mortgages encumbering Creekside Apartments and Hampden Heights Apartments and the second mortgage obtained on The Village in the Woods Apartments in June 2008.

Future cash distributions will depend on the levels of net cash generated from operations, the timing of debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at March 31, 2010, there can be no assurance that the Partnership will generate sufficient funds from operations, after capital improvement expenditures, to permit any distributions to its partners during 2010 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 52,866 limited partnership units (the "Units") in the Partnership representing 70.49% of the outstanding Units at March 31, 2010. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 70.49% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, DeForest Ventures I L.P., from whom AIMCO, through its merger with Insignia Financial Group, Inc., acquired 25,833.5 (approximately 34.45%) of its Units, had agreed for the benefit of third party unitholders, that it would vote such Units: (i) against any increase in compensation payable to the General Partner and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party Unit holders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates right to vote each Unit held. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner owes fiduciary duties to both the General Partner and AIMCO as the sole stockholder of the Managing General Partner.

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

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the Partnership paid approximately $2,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment property.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. After those arbitrations have been completed, the parties will revisit settling the on-call claims. The first two arbitrations took place in December 2009 and the Defendants received a defense verdict against the first two claimants and plaintiffs dismissed the claims of the next two claimants. The remaining two arbitration hearings took place in April 2010 and the Defendants are awaiting the results. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

CENTURY PROPERTIES FUND XVII, LP

By: Fox Partners
General Partner

By: Fox Capital Management Corporation
Managing General Partner

Date: May 14, 2010	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: May 14, 2010	By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director of Partnership Accounting

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