Form 10-Q
period 2010-06-30
CENTURY PROPERTIES FUND XVII
filed 2010-08-11
CIK 356472

United States

Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   Quarterly Report PURSUANT TO Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

or

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

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

CENTURY PROPERTIES FUND XVII, LP

CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 134	$ 269
Receivables and deposits	480	473
Restricted escrow	318	318
Other assets	802	692
Investment properties:
Land	5,763	5,763
Buildings and related personal property	77,724	77,089
	83,487	82,852
Less accumulated depreciation	(62,236)	(60,215)
	21,251	22,637
	$ 22,985	$ 24,389
Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 174	$ 347
Tenant security deposit liabilities	417	375
Accrued property taxes	414	754
Other liabilities	574	734
Due to affiliates (Note B)	3,754	2,977
Mortgage notes payable	59,987	60,349
	65,320	65,536

Partners' Deficit
General partner	(9,210)	(9,070)
Limited partners (75,000 units issued and
outstanding)	(33,125)	(32,077)
	(42,335)	(41,147)
	$ 22,985	$ 24,389

Note: The consolidated balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVII, LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues:
Rental income	$ 2,797	$ 2,827	$ 5,596	$ 5,750
Other income	432	353	806	690
Total revenues	3,229	3,180	6,402	6,440

Expenses:
Operating	1,384	1,445	2,756	2,808
General and administrative	110	91	210	211
Depreciation	1,007	1,144	2,022	2,337
Interest	1,087	1,108	2,170	2,160
Property taxes	215	201	432	381
Total expenses	3,803	3,989	7,590	7,897

Net loss	$ (574)	$ (809)	$(1,188)	$(1,457)

Net loss allocated to general
partner (11.8%)	$ (68)	$ (96)	$ (140)	$ (172)
Net loss allocated to limited
partners (88.2%)	(506)	(713)	(1,048)	(1,285)

	$ (574)	$ (809)	$(1,188)	$(1,457)

Net loss per limited partnership unit	$ (6.75)	$ (9.51)	$(13.97)	$(17.13)

Distribution per limited partnership
unit	$ --	$ --	$ --	$ 8.16

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVII, LP

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partner

Partners

				Total

Original capital contributions	75,000	$ --	$ 75,000	$ 75,000

Partners' deficit at
December 31, 2009	75,000	$(9,070)	$(32,077)	$(41,147)

Net loss for the six months
ended June 30, 2010	--	(140)	(1,048)	(1,188)

Partners' deficit at
June 30, 2010	75,000	$(9,210)	$(33,125)	$(42,335)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVII, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$ (1,188)	$ (1,457)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	2,022	2,337
Amortization of loan costs	41	41
Casualty loss	--	2
Change in accounts:
Receivables and deposits	(7)	59
Other assets	(151)	(151)
Accounts payable	(7)	258
Tenant security deposit liabilities	42	(24)
Accrued property taxes	(340)	(321)
Other liabilities	(160)	38
Due to affiliates	43	14
Net cash provided by operating activities	295	796

Cash flows used in investing activities:
Property improvements and replacements	(802)	(924)

Cash flows from financing activities:
Payments on mortgage notes payable	(362)	(306)
Distribution to partners	--	(625)
Advances from affiliate	734	349
Repayment of advances from affiliate	--	(73)
Net cash provided by (used in) financing
activities	372	(655)

Net decrease in cash and cash equivalents	(135)	(783)
Cash and cash equivalents at beginning of period	269	930
Cash and cash equivalents at end of period	$ 134	$ 147

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 2,043	$ 1,924

Supplemental disclosure of non-cash activity:
Property improvements and replacements included
in accounts payable	$ 30	$ 627

At December 31, 2009 and 2008, approximately $196,000 and $112,000, respectively, of property improvements and replacements were included in accounts payable, and are included in property improvements and replacements for the six months ended June 30, 2010 and 2009, respectively.

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVII, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XVII, LP (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Fox Partners, a California general partnership, is the general partner of the Partnership (the “General Partner”). The general partners of Fox Partners are Fox Capital Management Corporation (“FCMC” or the “Managing General Partner"), Fox Realty Investors (“FRI”), and CPF XVII, LLC. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The Managing General Partner and the general partner of FRI are affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $316,000 and $320,000 for the six months ended June 30, 2010 and 2009, respectively, which are included in operating expenses.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $196,000 and $125,000 for the six months ended June 30, 2010 and 2009, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the six months ended June 30, 2010 and 2009 are construction management services provided by an affiliate of the Managing General Partner of approximately $110,000 and $38,000, respectively. At June 30, 2010 and December 31, 2009, approximately $43,000 and $88,000, respectively, of these reimbursements are payable to affiliates of the Managing General Partner and are included in due to affiliates.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. There were no Partnership management fees earned or paid during the six months ended June 30, 2010 or 2009, as there were no distributions from operations.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the third quarter of 2009, AIMCO Properites, L.P. exceeded this credit limit. During the six months ended June 30, 2010, AIMCO Properties, L.P. advanced the Partnership approximately $191,000 to fund real estate taxes at The Village in the Woods Apartments and approximately $543,000 to fund operating expenses and capital improvements at Creekside Apartments, The Village in the Woods Apartments, and Hampden Heights Apartments. During the six months ended June 30, 2009, AIMCO Properties, L.P. advanced the Partnership approximately $349,000 to fund capital improvements at Hampden Heights Apartments and operating expenses at all of the Partnership’s investment properties. The advances bear interest at the prime rate plus 1% or 2% (4.25% or 5.25% at June 30, 2010). Interest expense for the six months ended June 30, 2010 and 2009 was approximately $88,000 and $2,000, respectively. During the six months ended June 30, 2009, the Partnership made payments of approximately $73,000 on the advances and associated accrued interest from operating cash flow. There were no such payments during the six months ended June 30, 2010. At June 30, 2010 and December 31, 2009, the amount of outstanding advances and accrued interest due to AIMCO Properties, L.P. was approximately $3,711,000 and $2,889,000, respectively, and is included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to June 30, 2010, AIMCO Properties, L.P. advanced the Partnership approximately $37,000 to fund operating expenses at all of the Partnership’s investment properties.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the six months ended June 30, 2010, the Partnership was charged by AIMCO and its affiliates approximately $244,000 for insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2010 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $227,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2009.

Note C – Casualty Events

In September 2008, The Village in the Woods Apartments sustained damages from Hurricane Ike of approximately $264,000, including clean up costs of approximately $185,000, of which approximately $178,000 and $7,000 were included in operating expenses during the year ended December 31, 2008 and the six months ended June 30, 2009, respectively. During the year ended December 31, 2008, the Partnership recorded a casualty loss of approximately $4,000 as a result of the write off of undepreciated damaged assets of approximately $4,000. During the six months ended June 30, 2009, the Partnership recorded an additional casualty loss of approximately $2,000, which was included in operating expenses, as a result of the write off of additional undepreciated damaged assets of approximately $2,000.

In April 2009, Creekside Apartments sustained water damages from a broken pipe to one of its apartment buildings of approximately $86,000. As of June 30, 2009, approximately $47,000 of clean up costs had been incurred and are included in operating expense for the three and six months ended June 30, 2009. During the third quarter of 2009, the Partnership received approximately $76,000 in insurance proceeds, of which approximately $39,000 was for clean up costs and was included as an offset to operating expenses during the third quarter of 2009. The Partnership recognized a casualty gain of approximately $35,000 as a result of the receipt of insurance proceeds of approximately $37,000 offset by the write off of undepreciated damaged assets of approximately $2,000 during the third quarter of 2009.

In May 2010, The Village in the Woods Apartments suffered fire damage to one rental unit. The estimated damages are approximately $75,000 and the Partnership expects to receive insurance proceeds. The Partnership does not expect to record a loss from this event.

Note D – Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for mortgage notes payable) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its mortgage notes payable by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, mortgage notes payable.  At June 30, 2010, the fair value of the Partnership's mortgage notes payable at the Partnership's incremental borrowing rate was approximately $65,106,000.

Note E – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the Partnership paid approximately $2,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment property.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. Pursuant to the global settlement agreement, the parties selected six test “on-call” cases to be arbitrated.  The parties arbitrated four “on-call” claims and obtained defense verdicts on all four.  Two additional “on-call” claims were dismissed with prejudice. The process now calls for the parties to attempt to mediate the remaining “on-call” claims and plaintiffs’ attorneys’ fees. Such mediation has not yet been scheduled. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

Note F – Subsequent Event

On July 23, 2010, the Partnership entered into a sale contract with a third party relating to the sale of Hampden Heights Apartments. The property was expected to sell during the third quarter of 2010 for a sales price of $19,750,000. The Partnership determined that certain held for sale criteria were not met at June 30, 2010 and therefore continues to report the assets and liabilities of the investment property as held for investment and its respective operations as continuing operations. On July 27, 2010, the sale contract was terminated.

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

The Partnership's investment properties consist of four apartment complexes.  The following table sets forth the average occupancy of the properties for the six months ended June 30, 2010 and 2009:

	Average Occupancy
Property	2010	2009

Peakview Place Apartments (1)	97%	94%
Englewood, Colorado
Creekside Apartments (1)	97%	94%
Denver, Colorado
Hampden Heights Apartments	96%	95%
Denver, Colorado
The Village in the Woods Apartments	96%	94%
Cypress, Texas

(1)   The Managing General Partner attributes the increases in occupancy at Peakview Place Apartments and Creekside Apartments to competitive pricing efforts.

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

Results of Operations

The Partnership recognized net losses of approximately $574,000 and $1,188,000 for the three and six months ended June 30, 2010, respectively, compared to net losses of approximately $809,000 and $1,457,000 for the three and six months ended June 30, 2009, respectively. The decrease in net loss for the three months ended June 30, 2010 is due to an increase in total revenues and a decrease in total expenses. The decrease in net loss for the six months ended June 30, 2010 is due to a decrease in total expenses, partially offset by a decrease in total revenues.

Total revenues increased for the three months ended June 30, 2010 due to an increase in other income, partially offset by a decrease in rental income. Total revenues decreased for the six months ended June 30, 2010 due to a decrease in rental income, partially offset by an increase in other income. The increase in other income for the three months ended June 30, 2010 is primarily due to increases in tenant utility reimbursements at Creekside Apartments and Hampden Heights Apartments and administrative fees at Peakview Place Apartments, Creekside Apartments and Hampden Heights Apartments. Other income increased for the six months ended June 30, 2010 primarily due to increases in tenant utility reimbursements at Creekside Apartments, Peakview Place Apartments, and Hampden Heights Apartments, administrative fees at three properties and application fees at Peakview Place Apartments, Creekside Apartments and Hampden Heights Apartments. Rental income decreased for both periods due to a decrease in the average rental rate at all of the Partnership’s investment properties, partially offset by an increase in occupancy at all of the Partnership’s investment properties.

Total expenses decreased for the three months ended June 30, 2010 due to decreases in operating, depreciation, and interest expenses, partially offset by increases in general and administrative and property tax expenses. Total expenses decreased for the six months ended June 30, 2010 due to decreases in operating and depreciation expenses, partially offset by an increase in property tax expense. General and administrative and interest expenses remained relatively constant for the six months ended June 30, 2010. Operating expenses decreased for both periods primarily due to decreases in contract services at Creekside Apartments and Peakview Place Apartments and clean up costs associated with the casualty at Creekside Apartments, as discussed below. Depreciation expense decreased for both periods primarily due to property improvements and replacements placed into service in prior years at Peakview Place Apartments becoming fully depreciated during the fourth quarter of 2009. Interest expense decreased for the three months ended June 30, 2010 primarily due to a reduced mortgage balance as the result of regularly scheduled mortgage payments and the payment of interest during 2009 in connection with the escheatment of unclaimed distributions, partially offset by an increase in interest on advances received from an affiliate of the Managing General Partner as a result of a higher average outstanding balance. Property tax expense increased for both periods primarily due to an increase in the assessed value of all of the Partnership’s investment properties.

General and administrative expenses increased for the three months ended June 30, 2010 primarily due to increases in reimbursements to the Managing General Partner as allowed under the Partnership Agreement and professional expenses associated with the administration of the Partnership. Also included in general and administrative expenses for the three and six months ended June 30, 2010 and 2009 are costs associated with the quarterly and annual communications with the investors and regulatory agencies and the annual audit required by the Partnership Agreement.

In September 2008, The Village in the Woods Apartments sustained damages from Hurricane Ike of approximately $264,000, including clean up costs of approximately $185,000, of which approximately $178,000 and $7,000 were included in operating expenses during the year ended December 31, 2008 and the six months ended June 30, 2009, respectively. During the year ended December 31, 2008, the Partnership recorded a casualty loss of approximately $4,000 as a result of the write off of undepreciated damaged assets of approximately $4,000. During the six months ended June 30, 2009, the Partnership recorded an additional casualty loss of approximately $2,000, which was included in operating expenses, as a result of the write off of additional undepreciated damaged assets of approximately $2,000.

In April 2009, Creekside Apartments sustained water damages from a broken pipe to one of its apartment buildings of approximately $86,000. As of June 30, 2009, approximately $47,000 of clean up costs had been incurred and are included in operating expense for the three and six months ended June 30, 2009. During the third quarter of 2009, the Partnership received approximately $76,000 in insurance proceeds, of which approximately $39,000 was for clean up costs and was included as an offset to operating expenses during the third quarter of 2009. The Partnership recognized a casualty gain of approximately $35,000 as a result of the receipt of insurance proceeds of approximately $37,000 offset by the write off of undepreciated damaged assets of approximately $2,000 during the third quarter of 2009.

In May 2010, The Village in the Woods Apartments suffered fire damage to one rental unit. The estimated damages are approximately $75,000 and the Partnership expects to receive insurance proceeds. The Partnership does not expect to record a loss from this event.

Liquidity and Capital Resources

At June 30, 2010, the Partnership had cash and cash equivalents of approximately $134,000, compared to approximately $269,000 at December 31, 2009.  The decrease in cash and cash equivalents of approximately $135,000 is due to approximately $802,000 of cash used in investing activities, partially offset by approximately $372,000 and $295,000 of cash provided by financing and operating activities, respectively.  Cash used in investing activities consisted of property improvements and replacements. Cash provided by financing activities consisted of advances received from an affiliate of the Managing General Partner, partially offset by principal payments made on the mortgages encumbering the Partnership’s investment properties.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the third quarter of 2009, AIMCO Properites, L.P. exceeded this credit limit. During the six months ended June 30, 2010, AIMCO Properties, L.P. advanced the Partnership approximately $191,000 to fund real estate taxes at The Village in the Woods Apartments and approximately $543,000 to fund operating expenses and capital improvements at Creekside Apartments, The Village in the Woods Apartments, and Hampden Heights Apartments. During the six months ended June 30, 2009, AIMCO Properties, L.P. advanced the Partnership approximately $349,000 to fund capital improvements at Hampden Heights Apartments and operating expenses at all of the Partnership’s investment properties. The advances bear interest at the prime rate plus 1% or 2% (4.25% or 5.25% at June 30, 2010). Interest expense for the six months ended June 30, 2010 and 2009 was approximately $88,000 and $2,000, respectively. During the six months ended June 30, 2009, the Partnership made payments of approximately $73,000 on the advances and associated accrued interest from operating cash flow. There were no such payments during the six months ended June 30, 2010. At June 30, 2010 and December 31, 2009, the amount of outstanding advances and accrued interest due to AIMCO Properties, L.P. was approximately $3,711,000 and $2,889,000, respectively, and is included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to June 30, 2010, AIMCO Properties, L.P. advanced the Partnership approximately $37,000 to fund operating expenses at all of the Partnership’s investment properties.

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

Peakview Place Apartments

During the six months ended June 30, 2010, the Partnership completed approximately $65,000 of capital improvements at Peakview Place Apartments, consisting primarily of floor covering replacement. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2010.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Creekside Apartments

During the six months ended June 30, 2010, the Partnership completed approximately $304,000 of capital improvements at Creekside Apartments, consisting primarily of structural improvements, HVAC upgrades, walkway upgrades, exterior painting and floor covering replacement. These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2010. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Hampden Heights Apartments

During the six months ended June 30, 2010, the Partnership completed approximately $120,000 of capital improvements at Hampden Heights Apartments, consisting primarily of HVAC upgrades and floor covering replacement. These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2010. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Village in the Woods Apartments

During the six months ended June 30, 2010, the Partnership completed approximately $147,000 of capital improvements at The Village in the Woods Apartments consisting primarily of kitchen and bath upgrades and appliance and floor covering replacements. These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2010. Such capital expenditures will depend on the physical condition of the property as well as insurance proceeds and anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves, insurance proceeds or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to fund such advances. To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements and repayment of amounts owed to affiliates) of the Partnership.  The mortgage indebtedness of approximately $59,987,000 is amortized over varying periods. The debt encumbering Creekside Apartments and Hampden Heights Apartments matures in 2014, at which time balloon payments totaling approximately $26,225,000 will be due. The debt encumbering Peakview Place Apartments matures in 2018 and 2020, at which time balloon payments of approximately $2,697,000 and $8,121,000, respectively, will be due.  The debt encumbering The Village in the Woods Apartments matures in 2020, at which time balloon payments of approximately $16,553,000 will be due. The Managing General Partner will attempt to refinance the indebtedness encumbering the Partnership’s investment properties and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

The Partnership distributed the following amounts during the six months ended June 30, 2010 and 2009 (in thousands, except per unit data):

	Six Months	Per Limited	Six Months	Per Limited
	Ended	Partnership	Ended	Partnership
	June 30, 2010	Unit	June 30, 2009	Unit

Refinance (1)	$ --	$ --	$ 625	$ 8.16

(1)   Proceeds from the June 2008 refinancing of the mortgages encumbering Creekside Apartments and Hampden Heights Apartments and the second mortgage obtained on The Village in the Woods Apartments in June 2008.

Future cash distributions will depend on the levels of net cash generated from operations, the timing of debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at June 30, 2010, there can be no assurance that the Partnership will generate sufficient funds from operations, after capital improvement expenditures, to permit any distributions to its partners during 2010 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 52,866 limited partnership units (the "Units") in the Partnership representing 70.49% of the outstanding Units at June 30, 2010. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 70.49% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, DeForest Ventures I L.P., from whom AIMCO, through its merger with Insignia Financial Group, Inc., acquired 25,833.5 (approximately 34.45%) of its Units, had agreed for the benefit of third party unitholders, that it would vote such Units: (i) against any increase in compensation payable to the General Partner and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party Unit holders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates right to vote each Unit held. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner owes fiduciary duties to both the General Partner and AIMCO as the sole stockholder of the Managing General Partner.

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

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the Partnership paid approximately $2,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment property.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. Pursuant to the global settlement agreement, the parties selected six test “on-call” cases to be arbitrated.  The parties arbitrated four “on-call” claims and obtained defense verdicts on all four.  Two additional “on-call” claims were dismissed with prejudice. The process now calls for the parties to attempt to mediate the remaining “on-call” claims and plaintiffs’ attorneys’ fees.  Such mediation has not yet been scheduled. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

CENTURY PROPERTIES FUND XVII, LP

By: Fox Partners
General Partner

By: Fox Capital Management Corporation
Managing General Partner

Date: August 11, 2010	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: August 11, 2010	By: /s/Stephen B. Waters
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