Form 10-K
period 2010-12-31
CENTURY PROPERTIES FUND XVII
filed 2011-03-25
CIK 356472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

Form 10-K

      (Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Annual Report contains or may contain information that is forward-looking within the meaning of the federal securities laws, including, without limitation, statements regarding the Partnership’s ability to maintain current or meet projected occupancy, rental rates and property operating results and the effect of redevelopments. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors, some of which are beyond the Partnership’s control, including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions, including the pace of job growth and the level of unemployment; energy costs; the terms of governmental regulations that affect the Partnership’s properties and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for residents in such markets; insurance risk, including the cost of insurance; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

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

	Gross
	Carrying	Accumulated	Depreciable	Method of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)
Peakview Place	$23,007	$20,969	5-30 yrs	S/L	$ 1,439
Apartments
Creekside Apartments	17,019	11,480	5-30 yrs	S/L	5,090
Hampden Heights	19,283	13,047	5-30 yrs	S/L	5,097
Apartments
The Village in the
Woods Apartments	25,543	18,535	5-30 yrs	S/L	6,939
	$84,852	$64,031			$18,565

See "Note A – Organization and Summary of Significant Accounting Policies" to the consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.

	Principal				Principal
	Balance At				Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2010	Rate (1)	Amortized	Date	Maturity (2)
	(in thousands)				(in thousands)

Peakview Place
Apartments
1st mortgage	$ 9,457	7.99%	30 years	01/01/20	$ 8,121
2nd mortgage	3,109	5.93%	30 years	01/01/18	2,697
Creekside Apartments	14,157	5.82%	30 years	07/01/14	13,352
Hampden Heights
Apartments	13,639	5.91%	30 years	07/01/14	12,873
The Village in the
Woods Apartments
1st mortgage	10,897	8.56%	30 years	02/01/20	9,557
2nd mortgage	8,354	6.43%	30 years	02/01/20	6,996
	$59,613				$53,596

(1)   Fixed rate mortgages.

(2)   See “Note B – Mortgage Notes Payable” to the consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" for information with respect to the Partnership's ability to prepay these loans and other specific details about the loans.

Schedule of Rental Rates and Occupancy

Average annual rental rates and occupancy for 2010 and 2009 for each property are as follows:

	Average Annual		Average Annual
	Rental Rates		Occupancy
	(per unit)
Property	2010	2009	2010	2009

Peakview Place Apartments (1)	$ 8,955	$ 9,297	98%	95%
Creekside Apartments	7,222	7,387	97%	95%
Hampden Heights Apartments	6,727	6,891	97%	96%
The Village in the Woods
Apartments	7,887	8,147	95%	94%

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

Real Estate Taxes and Rates

Real estate taxes and rates in 2010 for each property were as follows:

	2010	2010
	Billing	Rate
	(in thousands)

Peakview Place Apartments	$167	9.36%
Creekside Apartments	107	6.66%
Hampden Heights Apartments	98	6.66%
The Village in the Woods Apartments	351	2.51%

Capital Improvements

Peakview Place Apartments

During the year ended December 31, 2010, the Partnership completed approximately $140,000 of capital improvements at Peakview Place Apartments, consisting primarily of water heaters and floor covering replacement. These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2011. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Creekside Apartments

During the year ended December 31, 2010, the Partnership completed approximately $561,000 of capital improvements at Creekside Apartments, consisting primarily of HVAC upgrades, structural improvements, walkway upgrades, exterior painting, sewer upgrades, exterior improvements, and floor covering replacement. These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2011. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Hampden Heights Apartments

During the year ended December 31, 2010, the Partnership completed approximately $1,037,000 of capital improvements at Hampden Heights Apartments, consisting primarily of HVAC upgrades, electrical upgrades, floor covering replacement and construction related to the casualty discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These improvements were funded from operating cash flow, insurance proceeds and advances from an affiliate of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2011. Such capital expenditures will depend on the physical condition of the property as well as insurance proceeds and anticipated cash flow generated by the property.

The Village in the Woods Apartments

During the year ended December 31, 2010, the Partnership completed approximately $377,000 of capital improvements at The Village in the Woods Apartments, consisting primarily of appliance and floor covering replacements and construction related to the casualty discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These improvements were funded from operating cash flow, insurance proceeds and advances from an affiliate of the Managing General Partner. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2011. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves, insurance proceeds or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances. To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

Item 3.     Legal Proceedings.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts were dismissed. During the fourth quarter of 2008, the Partnership paid approximately $2,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties. During January 2011, the parties reached an agreement to settle the remaining “on-call claims” and the plaintiffs’ attorneys’ fees. The Partnership will not be required to pay any additional settlement amounts; however, the Partnership will be required to pay approximately $17,000 for plaintiffs’ attorneys’ fees relating to the 2008 overtime settlement. These attorneys’ fees have been accrued as of December 31, 2010.  These settlements resolve the case in its entirety.

PART II

Item 5.     Market for the Registrant's Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities.

The Partnership, a publicly held limited partnership, sold 75,000 units of limited partnership interest (the "Units") aggregating $75,000,000 during its offering period. The Partnership currently has 75,000 Units outstanding and 2,335 Limited Partners of record.  Affiliates of the Managing General Partner owned 52,866 Units or 70.49% at December 31, 2010.  No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership distributed the following amounts during the years ended December 31, 2010 and 2009 (in thousands, except per unit data):

	Year		Year
	Ended	Per Limited	Ended	Per Limited
	December 31,	Partnership	December 31,	Partnership
	2010	Unit	2009	Unit

Refinance (1)	$ --	$ --	$ 625	$ 8.16

(1)   Proceeds from the June 2008 refinancing of the mortgages encumbering Creekside Apartments and Hampden Heights Apartments and the second mortgage obtained on The Village in the Woods Apartments in June 2008.

Future cash distributions will depend on the levels of net cash generated from operations, the timing of debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at December 31, 2010, there can be no assurance that the Partnership will generate sufficient funds from operations, after capital improvement expenditures, to permit any distributions to its partners in 2011 or subsequent periods. See “Item 2. Properties – Capital Improvements” for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 52,866 Units in the Partnership representing 70.49% of the outstanding Units at December 31, 2010. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 70.49% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, DeForest Ventures I L.P., from whom AIMCO, through its merger with Insignia Financial Group, Inc., acquired 25,833.5 (approximately 34.45%) of its Units, had agreed for the benefit of third party unitholders, that it would vote such Units: (i) against any increase in compensation payable to the General Partner; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party Unit holders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates’ right to vote each Unit held. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner owes fiduciary duties to both the General Partner and AIMCO as the sole stockholder of the Managing General Partner.

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

Results of Operations

The Partnership recognized net losses of approximately $2,135,000 and $2,355,000 for the years ended December 31, 2010 and 2009, respectively. The decrease in net loss is due to a decrease in total expenses, partially offset by a decrease in casualty gain.

Total expenses decreased primarily due to a decrease in depreciation expense, partially offset by increases in operating and interest expenses. General and administrative and property tax expenses remained relatively constant for the comparable periods. Depreciation expense decreased primarily due to property improvements and replacements placed into service in prior years at Peakview Place Apartments becoming fully depreciated during the fourth quarter of 2009, partially offset by property improvements and replacements placed into service primarily at Creekside Apartments and Hampden Heights Apartments during the past twelve months. Operating expense increased primarily due to increases in collection costs at all of the Partnership’s investment properties and insurance expense at Creekside Apartments and Hampden Heights Apartments as a result of increased hazard insurance premiums, partially offset by a decrease in salary and payroll related expenses at Peakview Place Apartments and Hampden Heights Apartments. Interest expense increased primarily due to an increase in interest on advances received from an affiliate of the Managing General Partner as a result of a higher average outstanding balance, partially offset by the payment of interest during 2009 in connection with the escheatment of unclaimed distributions and scheduled principal payments made on the mortgages encumbering the Partnership’s investment properties, which reduced the carrying balance of the loans.

Included in general and administrative expenses for the years ended December 31, 2010 and 2009 are reimbursements to the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with the investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

In June 2009, Hampden Heights Apartments sustained damages from a hail storm to one of its apartment buildings of approximately $680,000. The Partnership recognized a casualty gain of approximately $294,000 as a result of the receipt of insurance proceeds of approximately $318,000, which were held by the mortgage lender at December 31, 2009 and released to the Partnership during the year ended December 31, 2010, offset by the write off of undepreciated damaged assets of approximately $24,000 during the year ended December 31, 2009. During the year ended December 31, 2010, the Partnership removed approximately $10,000 of undepreciated damaged assets and recorded a corresponding receivable for the estimated insurance proceeds. Subsequent to December 31, 2010, the Partnership received insurance proceeds of approximately $352,000 and the Partnership expects to record an additional gain of approximately $342,000 during the first quarter of 2011.

In May 2010, The Village in the Woods Apartments suffered fire damage of approximately $48,000 to one rental unit.  During the year ended December 31, 2010, the Partnership recognized a casualty gain of approximately $36,000 as a result of the receipt of insurance proceeds of approximately $38,000, offset by the write off of undepreciated damaged assets of approximately $2,000.

Total revenues remained relatively constant as an increase in other income was substantially offset by a decrease in rental income. Other income increased primarily due to increases in resident utility reimbursements and cleaning and damage fees at Creekside Apartments, Hampden Heights Apartments and The Village in the Woods Apartments, administrative fees at Peakview Place Apartments and Hampden Heights Apartments and parking income at all of the investment properties, partially offset by a decrease in lease cancellation fees at Creekside Apartments and Hampden Heights Apartments. Rental income decreased due to a decrease in the average rental rate, partially offset by an increase in occupancy at all of the Partnership’s investment properties.

Liquidity and Capital Resources

At December 31, 2010, the Partnership had cash and cash equivalents of approximately $489,000, compared to approximately $269,000 at December 31, 2009.  The increase in cash and cash equivalents of approximately $220,000 is due to approximately $1,894,000 and $40,000 of cash provided by operating and financing activities, respectively, partially offset by approximately $1,714,000 of cash used in investing activities.  Cash provided by financing activities consisted of advances received from an affiliate of the Managing General Partner, partially offset by repayment of advances received from an affiliate of the Managing General Partner and principal payments made on the mortgages encumbering the Partnership’s investment properties. Cash used in investing activities consisted of property improvements and replacements, partially offset by insurance proceeds received.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the years ended December 31, 2010 and 2009, AIMCO Properites, L.P. exceeded this credit limit and advanced the Partnership approximately $191,000 to fund real estate taxes at The Village in the Woods Apartments and approximately $1,076,000 to fund operating expenses and capital improvements at all of the Partnership’s investment properties and approximately $2,914,000 to fund capital improvements at Creekside Apartments and Hampden Heights Apartments and operating expenses at all of the Partnership’s investment properties, respectively. The advances bear interest at the prime rate plus 1% or 2% (4.25% or 5.25% at December 31, 2010). Interest expense for the years ended December 31, 2010 and 2009 was approximately $188,000 and $48,000, respectively. During the years ended December 31, 2010 and 2009, the Partnership made payments of approximately $560,000 and $73,000, respectively, on the advances and associated accrued interest from operating cash flow. At December 31, 2010 and 2009, the amount of outstanding advances and accrued interest due to AIMCO Properties, L.P. was approximately $3,784,000 and $2,889,000, respectively, and is included in due to affiliates on the consolidated balance sheets included in “Item 8. Financial Statements and Supplementary Data”. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to December 31, 2010, AIMCO Properties, L.P. advanced the Partnership approximately $422,000 to fund real estate taxes at The Village in the Woods Apartments, a rate lock deposit at Creekside Apartments and capital improvements at two of the Partnership’s investment properties. In addition, subsequent to December 31, 2010, the Partnership made payments of approximately $265,000 on the advances and accrued interest.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. The Partnership regularly evaluates the capital improvement needs of the properties. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2011. Such capital expenditures will depend on the physical condition of the properties as well as insurance proceeds and anticipated cash flow generated by the properties.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves, insurance proceeds or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements and repayment of amounts owed to affiliates) of the Partnership.  The mortgage indebtedness of approximately $59,613,000 is amortized over varying periods. The debt encumbering Creekside Apartments and Hampden Heights Apartments matures in 2014, at which time balloon payments totaling approximately $26,225,000 will be due. The debt encumbering Peakview Place Apartments matures in 2018 and 2020, at which time balloon payments of approximately $2,697,000 and $8,121,000, respectively, will be due.  The debt encumbering The Village in the Woods Apartments matures in 2020, at which time balloon payments of approximately $16,553,000 will be due. The Managing General Partner will attempt to refinance the indebtedness encumbering the Partnership’s investment properties and/or sell the properties prior to their maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

The Partnership distributed the following amounts during the years ended December 31, 2010 and 2009 (in thousands, except per unit data):

	Year Ended	Per Limited	Year Ended	Per Limited
	December 31,	Partnership	December 31,	Partnership
	2010	Unit	2009	Unit

Refinance (1)	$ --	$ --	$ 625	$ 8.16

(1)   Proceeds from the June 2008 refinancing of the mortgages encumbering Creekside Apartments and Hampden Heights Apartments and the second mortgage obtained on The Village in the Woods Apartments in June 2008.

Future cash distributions will depend on the levels of net cash generated from operations, the timing of debt maturities, refinancings and/or property sales. The Partnership’s cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at December 31, 2010, there can be no assurance that the Partnership will generate sufficient funds from operations, after capital improvement expenditures, to permit any distributions to its partners in 2011 or subsequent periods.

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

Item 8.     Financial Statements and Supplementary Data.

CENTURY PROPERTIES FUND XVII, LP

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - December 31, 2010 and 2009

Consolidated Statements of Operations - Years ended December 31, 2010 and 2009

Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2010 and 2009

Consolidated Statements of Cash Flows - Years ended December 31, 2010 and 2009

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Century Properties Fund XVII, LP

We have audited the accompanying consolidated balance sheets of Century Properties Fund XVII, LP as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2010.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Properties Fund XVII, LP at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the two years in the periods ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 25, 2011

                          CENTURY PROPERTIES FUND XVII, LP

                             CONSOLIDATED BALANCE SHEETS

                          (in thousands, except unit data)

	December 31,
	2010	2009

Assets
Cash and cash equivalents	$ 489	$ 269
Receivables and deposits	535	473
Restricted escrow (Note A)	--	318
Other assets	654	692
Investment properties (Notes B and E):
Land	5,763	5,763
Buildings and related personal property	79,089	77,089
	84,852	82,852
Less accumulated depreciation	(64,031)	(60,215)
	20,821	22,637
	$ 22,499	$ 24,389
Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 507	$ 347
Tenant security deposit liabilities	411	375
Accrued property taxes	723	754
Other liabilities	743	734
Due to affiliates (Note D)	3,784	2,977
Mortgage notes payable (Note B)	59,613	60,349
	65,781	65,536

Partners' Deficit
General partner	(9,322)	(9,070)
Limited partners	(33,960)	(32,077)
	(43,282)	(41,147)
	$ 22,499	$ 24,389

See Accompanying Notes to Consolidated Financial Statements

                          CENTURY PROPERTIES FUND XVII, LP

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                        (in thousands, except per unit data)

	Years Ended
	December 31,
	2010	2009
Revenues:
Rental income	$ 11,223	$ 11,415
Other income	1,694	1,492
Total revenues	12,917	12,907

Expenses:
Operating	5,701	5,585
General and administrative	406	396
Depreciation	3,919	4,593
Interest	4,339	4,296
Property taxes	723	745
Total expenses	15,088	15,615

Casualty gain (Note F)	36	353
Net loss (Note C)	$ (2,135)	$ (2,355)

Net loss allocated to general partner (11.8%)	$ (252)	$ (278)
Net loss allocated to limited partners (88.2%)	(1,883)	(2,077)
	$ (2,135)	$ (2,355)

Net loss per limited partnership unit	$ (25.11)	$ (27.69)

Distribution per limited partnership unit	$ --	$ 8.16

See Accompanying Notes to Consolidated Financial Statements

                          CENTURY PROPERTIES FUND XVII, LP

               CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

                          (in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partner

Partners

				Total

Original capital contributions	75,000	$ --	$ 75,000	$ 75,000

Partners' deficit at
December 31, 2008	75,000	$(8,779)	$(29,388)	$(38,167)

Distribution to partners	--	(13)	(612)	(625)

Net loss for the year ended
December 31, 2009	--	(278)	(2,077)	(2,355)

Partners' deficit at
December 31, 2009	75,000	(9,070)	(32,077)	(41,147)

Net loss for the year ended
December 31, 2010	--	(252)	(1,883)	(2,135)

Partners' deficit at
December 31, 2010	75,000	$(9,322)	$(33,960)	$(43,282)

See Accompanying Notes to Consolidated Financial Statements

                          CENTURY PROPERTIES FUND XVII, LP

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (in thousands)

	Years Ended
	December 31,
	2010	2009
Cash flows from operating activities:
Net loss	$ (2,135)	$ (2,355)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation	3,919	4,593
Amortization of loan costs	82	83
Casualty loss	--	2
Casualty gain	(36)	(355)
Change in accounts:
Receivables and deposits	(52)	36
Other assets	(44)	59
Accounts payable	115	35
Tenant security deposit liabilities	36	(42)
Accrued property taxes	(31)	44
Other liabilities	9	191
Due to affiliates	31	136
Net cash provided by operating activities	1,894	2,427
Cash flows from investing activities:
Property improvements and replacements	(2,070)	(4,711)
Insurance proceeds received	356	64
Net cash used in investing activities	(1,714)	(4,647)
Cash flows from financing activities:
Payments on mortgage notes payable	(736)	(657)
Distribution to partners	--	(625)
Repayment of advances from affiliate	(491)	(73)
Advances from affiliate	1,267	2,914
Net cash provided by financing activities	40	1,559
Net increase (decrease) in cash and cash equivalents	220	(661)
Cash and cash equivalents at beginning of year	269	930
Cash and cash equivalents at end of year	$ 489	$ 269
Supplemental disclosure of cash flow information:
Cash paid for interest	$ 4,143	$ 3,973
Supplemental disclosure of non-cash activities:
Property improvements and replacements included
in accounts payable	$ 241	$ 196
Insurance proceeds held by mortgage lender in restricted
escrow account	$ --	$ 318

At December 31, 2008, approximately $112,000 of property improvements and replacements were included in accounts payable and are included in property improvements and replacements for the year ended December 31, 2009.

See Accompanying Notes to Consolidated Financial Statements

                          CENTURY PROPERTIES FUND XVII, LP

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  December 31, 2010

Note A - Organization and Summary of Significant Accounting Policies

Organization: Century Properties Fund XVII, LP (the "Partnership" or the "Registrant") is a California limited partnership organized in November 1981 to acquire and operate residential apartment complexes. The Partnership currently owns four residential apartment complexes, three of which are located in Colorado and one of which is located in Texas.  Fox Partners (the “General Partner”), a California general partnership, is the general partner of the Partnership. The general partners of Fox Partners are Fox Capital Management Corporation (“FCMC” or the "Managing General Partner"), Fox Realty Investors ("FRI"), and CPF XVII LLC, a California Limited Liability Company. NPI Equity Investments II, Inc., a Florida corporation ("NPI Equity"), is the general partner of FRI. FCMC and NPI Equity are affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2021 unless terminated prior to such date.

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

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks.  At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $285,000 and $68,000 at December 31, 2010 and 2009, respectively, that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits:  The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged the space and is current on rental payments.

Restricted Escrow: In connection with the June 2009 casualty at Hampden Heights Apartments, approximately $318,000 of insurance proceeds was placed in a restricted escrow account held by the mortgage lender. These funds were released to the Partnership during the year ended December 31, 2010.

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

Deferred Costs: Loan costs of approximately $735,000 as of December 31, 2010 and 2009, less accumulated amortization of approximately $363,000 and $281,000, are included in other assets on the accompanying consolidated balance sheets at December 31, 2010 and 2009, respectively.  The loan costs are amortized over the terms of the related loan agreements. Amortization of loan costs for the years ended December 31, 2010 and 2009 was approximately $82,000 and $83,000, respectively, and is included in interest expense. Amortization expense is expected to be approximately $81,000 for 2011, $80,000 for 2012, $79,000 for 2013, $50,000 for 2014 and $22,000 for 2015.

Leasing commissions and other direct costs incurred in connection with successful leasing efforts are deferred and amortized over the terms of the related leases.  Amortization of these costs is included in operating expenses.

Investment Properties:  Investment properties consist of four apartment complexes and are stated at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable. The Partnership capitalizes costs incurred in connection with capital additions activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components. Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital additions activities at the property level.  The Partnership capitalizes interest, property taxes and insurance during periods in which redevelopment and construction projects are in progress. The Partnership did not capitalize any costs related to interest, property taxes or insurance during the years ended December 31, 2010 and 2009. Capitalized costs are depreciated over the estimated useful life of the asset. The Partnership charges to expense as incurred costs that do not relate to capital additions activities, including ordinary repairs, maintenance and resident turnover costs.

If events or circumstances indicate that the carrying amount of a property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeds the estimated aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property.  No adjustments for impairment of value were necessary for the years ending December 31, 2010 and 2009.

Fair Value of Financial Instruments: Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for mortgage notes payable) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its mortgage notes payable by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, mortgage notes payable. At December 31, 2010, the fair value of the Partnership's mortgage notes payable at the Partnership’s incremental borrowing rate was approximately $64,503,000.

Segment Reporting: ASC Topic 280-10, “Segment Reporting”, established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. ASC Topic 280-10 also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in ASC Topic 280-10, the Partnership has only one reportable segment.

Advertising Costs: Advertising costs of approximately $252,000 and $225,000 for the years ended December 31, 2010 and 2009, respectively, were charged to expense as incurred and are included in operating expenses.

Use of Estimates: The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Note B - Mortgage Notes Payable

The terms of the mortgage notes payable are as follows:

	Principal		Monthly			Principal
	Balance At		Payment			Balance
	December 31,		Including	Interest	Maturity	Due At
Property	2010	2009	Interest	Rate (1)	Date	Maturity
	(in thousands)					(in thousands)

Peakview Place
Apartments
1st mortgage	$ 9,457	$ 9,555	$ 71	7.99%	01/01/20	$ 8,121
2nd mortgage	3,109	3,156	19	5.93%	01/01/18	2,697
Creekside Apartments	14,157	14,359	86	5.82%	07/01/14	13,352
Hampden Heights
Apartments	13,639	13,829	84	5.91%	07/01/14	12,873
The Village in the
Woods Apartments
1st mortgage	10,897	10,990	86	8.56%	02/01/20	9,557
2nd mortgage	8,354	8,460	54	6.43%	02/01/20	6,996
	$59,613	$60,349	$ 400			$53,596

(1)   Fixed rate mortgages.

The mortgage notes payable are non-recourse and are secured by pledge of the respective apartment properties and by pledge of revenues from the respective apartment properties.  The notes require prepayment penalties if repaid prior to maturity and prohibit resale of the properties subject to existing indebtedness.

Scheduled principal payments on the mortgage notes payable subsequent to December 31, 2010 are as follows (dollar amounts in thousands):

2011	$ 787
2012	840
2013	897
2014	26,932
2015	498
Thereafter	29,659
$59,613

Note C - Income Taxes

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership.

The following is a reconciliation of reported net loss and Federal taxable loss (in thousands, except per unit data):

	2010	2009
Net loss as reported	$(2,135)	$(2,355)
Add (deduct):
Depreciation differences	1,531	1,836
Other	(16)	(595)
Interest expense	(138)	(138)
Federal taxable loss	$ (758)	$(1,252)

Federal taxable loss per limited
partnership unit	$ (8.92)	$(14.72)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

	2010	2009
Net liabilities as reported	$(43,282)	$(41,147)
Land and buildings	5,655	5,849
Accumulated depreciation	(7,911)	(9,339)
Syndication and distribution costs	2,644	2,644
Original issue discount	2,275	2,412
Deferred sales commission	6,675	6,675
Other	578	299
Net liabilities - Federal tax basis	$(33,366)	$(32,607)

Note D - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership’s properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $641,000 and $634,000 for the years ended December 31, 2010 and 2009, respectively, which are included in operating expenses.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $411,000 and $627,000 for the years ended December 31, 2010 and 2009, respectively, which is included in general and administrative expenses and investment properties.  The portion of these reimbursements included in investment properties for the years ended December 31, 2010 and 2009 are construction management services provided by an affiliate of the Managing General Partner of approximately $239,000 and $465,000, respectively.  At December 31, 2009, approximately $88,000 of these reimbursements are payable to affiliates of the Managing General Partner and are included in due to affiliates. There were no such reimbursements payable to affiliates of the Managing General Partner at December 31, 2010.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. There were no Partnership management fees paid during the years ended December 31, 2010 and 2009, as there were no distributions from operations.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the years ended December 31, 2010 and 2009, AIMCO Properites, L.P. exceeded this credit limit and advanced the Partnership approximately $191,000 to fund real estate taxes at The Village in the Woods Apartments and approximately $1,076,000 to fund operating expenses and capital improvements at all of the Partnership’s investment properties and approximately $2,914,000 to fund capital improvements at Creekside Apartments and Hampden Heights Apartments and operating expenses at all of the Partnership’s investment properties, respectively. The advances bear interest at the prime rate plus 1% or 2% (4.25% or 5.25% at December 31, 2010). Interest expense for the years ended December 31, 2010 and 2009 was approximately $188,000 and $48,000, respectively. During the years ended December 31, 2010 and 2009, the Partnership made payments of approximately $560,000 and $73,000, respectively, on the advances and associated accrued interest from operating cash flow. At December 31, 2010 and 2009, the amount of outstanding advances and accrued interest due to AIMCO Properties, L.P. was approximately $3,784,000 and $2,889,000, respectively, and is included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to December 31, 2010, AIMCO Properties, L.P. advanced the Partnership approximately $422,000 to fund real estate taxes at The Village in the Woods Apartments, a rate lock deposit at Creekside Apartments and capital improvements at two of the Partnership’s investment properties. In addition, subsequent to December 31, 2010, the Partnership made payments of approximately $265,000 on the advances and accrued interest.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2010 and 2009, the Partnership was charged by AIMCO and its affiliates approximately $342,000 and $227,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 52,866 units of limited partnership interest (the “Units”) in the Partnership representing 70.49% of the outstanding Units at December 31, 2010. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 70.49% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, DeForest Ventures I L.P., from whom AIMCO, through its merger with Insignia Financial Group, Inc., acquired 25,833.5 (approximately 34.45%) of its Units, had agreed for the benefit of third party unitholders, that it would vote such Units: (i) against any increase in compensation payable to the General Partner; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party Unit holders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates’ right to vote each Unit held. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner owes fiduciary duties to both the General Partner and AIMCO as the sole stockholder of the Managing General Partner.

Note E – Investment Properties and Accumulated Depreciation

		Initial Cost
		To Partnership
		(in thousands)

			Buildings	Net Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)

Peakview Place Apartments	$12,566	$ 1,320	$11,879	$ 9,808
Creekside Apartments	14,157	1,366	7,307	8,346
Hampden Heights Apartments	13,639	1,575	8,580	9,128
The Village in the Woods
Apartments	19,251	2,852	20,915	1,776
Total	$59,613	$ 7,113	$48,681	$29,058

	Gross Amount At Which Carried
	At December 31, 2010
	(in thousands)

		Buildings
		And Related			Year of
		Personal		Accumulated	Construc-	Date	Depreciable
Description	Land	Property	Total	Depreciation	tion	Acquired	Life
				(in thousands)
Peakview Place
Apartments	$ 1,320	$21,687	$23,007	$20,969	1979	9/82	5-30 yrs
Creekside
Apartments	1,366	15,653	17,019	11,480	1974	10/82	5-30 yrs
Hampden Heights
Apartments	1,577	17,706	19,283	13,047	1974	10/82	5-30 yrs
The Village in the
Woods
Apartments	1,500	24,043	25,543	18,535	1983	10/82	5-30 yrs
Total	$ 5,763	$79,089	$84,852	$64,031

Reconciliation of "Investment Properties and Accumulated Depreciation":

	Years Ended December 31,
	2010	2009
Investment Properties	(in thousands)
Balance at beginning of year	$82,852	$78,310
Property improvements	2,115	4,795
Disposal of property	(115)	(253)
Balance at end of year	$84,852	$82,852

Accumulated Depreciation
Balance at beginning of year	$60,215	$55,846
Additions charged to expense	3,919	4,593
Disposal of property	(103)	(224)
Balance at end of year	$64,031	$60,215

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2010 and 2009 is approximately $90,507,000 and $88,701,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2010 and 2009 is approximately $71,942,000 and $69,554,000, respectively.

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

In June 2009, Hampden Heights Apartments sustained damages from a hail storm to one of its apartment buildings of approximately $680,000. The Partnership recognized a casualty gain of approximately $294,000 as a result of the receipt of insurance proceeds of approximately $318,000, which were held by the mortgage lender at December 31, 2009 and released to the Partnership during the year ended December 31, 2010, offset by the write off of undepreciated damaged assets of approximately $24,000 during the year ended December 31, 2009. During the year ended December 31, 2010, the Partnership removed approximately $10,000 of undepreciated damaged assets and recorded a corresponding receivable for the estimated insurance proceeds. Subsequent to December 31, 2010, the Partnership received insurance proceeds of approximately $352,000 and the Partnership expects to record an additional gain of approximately $342,000 during the first quarter of 2011.

In May 2010, The Village in the Woods Apartments suffered fire damage of approximately $48,000 to one rental unit.  During the year ended December 31, 2010, the Partnership recognized a casualty gain of approximately $36,000 as a result of the receipt of insurance proceeds of approximately $38,000, offset by the write off of undepreciated damaged assets of approximately $2,000.

Note G – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts were dismissed. During the fourth quarter of 2008, the Partnership paid approximately $2,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties. During January 2011, the parties reached an agreement to settle the remaining “on-call claims” and the plaintiffs’ attorneys’ fees. The Partnership will not be required to pay any additional settlement amounts; however, the Partnership will be required to pay approximately $17,000 for plaintiffs’ attorneys’ fees relating to the 2008 overtime settlement. These attorneys’ fees have been accrued as of December 31, 2010.  These settlements resolve the case in its entirety.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain potentially hazardous materials present on a property, including lead-based paint, asbestos, polychlorinated biphenyls, petroleum-based fuels, and other miscellaneous materials. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of such materials. The presence of, or the failure to manage or remedy properly, these materials may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the improper management of these materials on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of these materials through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of these materials is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its properties, the Partnership could potentially be responsible for environmental liabilities or costs associated with its properties.

Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2010.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2010, the Partnership’s internal control over financial reporting is effective.

This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Partnership’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Partnership to provide only management’s report in this annual report.

(b)   Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2010 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Name	Age	Position

Steven D. Cordes	39	Director and Senior Vice President
John Bezzant	48	Director and Executive Vice President
Ernest M. Freedman	40	Executive Vice President and Chief Financial Officer
Lisa R. Cohn	42	Executive Vice President, General Counsel and Secretary
Paul Beldin	37	Senior Vice President and Chief Accounting Officer
Stephen B. Waters	49	Senior Director of Partnership Accounting

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

John Bezzant was appointed as a Director of the Managing General Partner effective December 16, 2009.  Mr. Bezzant was appointed Executive Vice President of the Managing General Partner and AIMCO in January 2011 and prior to that time was a Senior Vice President of the Managing General Partner and AIMCO since joining AIMCO in June 2006.  Prior to joining AIMCO, Mr. Bezzant spent over 20 years with Prologis, Inc. and Catellus Development Corporation in a variety of executive positions, including those with responsibility for transactions, fund management, asset management, leasing and operations.  Mr. Bezzant brings particular expertise to the Board in the areas of real estate finance, property operations, sales and development.

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

The Partnership is not aware of the involvement in any legal proceedings with respect to the directors and executive officers listed in this Item 10.

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

Item 11.    Executive Compensation.

Neither the directors nor the officers of the Managing General Partner received any remuneration from the Partnership during the year ended December 31, 2010.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding units of limited partnership interest (the “Units”) of the Partnership owned by each person who is known by the Partnership to own beneficially or exercise voting or dispositive control over more than 5% of the Partnership's Units, by each of the directors and by the directors and officers of the Managing General Partner as a group as of December 31, 2010.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership’s properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $641,000 and $634,000 for the years ended December 31, 2010 and 2009, respectively, which are included in operating expenses on the consolidated statements of operations included in “Item 8. Financial Statements and Supplementary Data”.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $411,000 and $627,000 for the years ended December 31, 2010 and 2009, respectively, which is included in general and administrative expenses and investment properties on the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”. The portion of these reimbursements included in investment properties for the years ended December 31, 2010 and 2009 are construction management services provided by an affiliate of the Managing General Partner of approximately $239,000 and $465,000, respectively. At December 31, 2009, approximately $88,000 of these reimbursements are payable to affiliates of the Managing General Partner and are included in due to affiliates on the consolidated balance sheets included in “Item 8. Financial Statements and Supplementary Data”. There were no such reimbursements payable to affiliates of the Managing General Partner at December 31, 2010.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. There were no Partnership management fees paid during the years ended December 31, 2010 and 2009, as there were no distributions from operations.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the years ended December 31, 2010 and 2009, AIMCO Properites, L.P. exceeded this credit limit and advanced the Partnership approximately $191,000 to fund real estate taxes at The Village in the Woods Apartments and approximately $1,076,000 to fund operating expenses and capital improvements at all of the Partnership’s investment properties and approximately $2,914,000 to fund capital improvements at Creekside Apartments and Hampden Heights Apartments and operating expenses at all of the Partnership’s investment properties, respectively. The advances bear interest at the prime rate plus 1% or 2% (4.25% or 5.25% at December 31, 2010). Interest expense for the years ended December 31, 2010 and 2009 was approximately $188,000 and $48,000, respectively. During the years ended December 31, 2010 and 2009, the Partnership made payments of approximately $560,000 and $73,000, respectively, on the advances and associated accrued interest from operating cash flow. At December 31, 2010 and 2009, the amount of outstanding advances and accrued interest due to AIMCO Properties, L.P. was approximately $3,784,000 and $2,889,000, respectively, and is included in due to affiliates on the consolidated balance sheets included in “Item 8. Financial Statements and Supplementary Data”. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to December 31, 2010, AIMCO Properties, L.P. advanced the Partnership approximately $422,000 to fund real estate taxes at The Village in the Woods Apartments, a rate lock deposit at Creekside Apartments and capital improvements at two of the Partnership’s investment properties. In addition, subsequent to December 31, 2010, the Partnership made payments of approximately $265,000 on the advances and accrued interest.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2010 and 2009, the Partnership was charged by AIMCO and its affiliates approximately $342,000 and $227,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 52,866 Units in the Partnership representing 70.49% of the outstanding Units at December 31, 2010. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 70.49% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, DeForest Ventures I L.P., from whom AIMCO, through its merger with Insignia Financial Group, Inc., acquired 25,833.5 (approximately 34.45%) of its Units, had agreed for the benefit of third party unitholders, that it would vote such Units: (i) against any increase in compensation payable to the General Partner; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party Unit holders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates’ right to vote each Unit held. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner owes fiduciary duties to both the General Partner and AIMCO as the sole stockholder of the Managing General Partner.

Neither of the Managing General Partner’s directors are independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Managing General Partner.

Item 14.    Principal Accounting Fees and Services.

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2011.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2010 and 2009 are described below.

Audit Fees.  Fees for audit services totaled approximately $61,000 and $59,000 for 2010 and 2009, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-Q.

Tax Fees.  Fees for tax services totaled approximately $11,000 and $12,000 for 2010 and 2009, respectively.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)            The following consolidated financial statements are included in Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - December 31, 2010 and 2009

Consolidated Statements of Operations - Years ended December 31, 2010 and 2009

Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2010 and 2009

Consolidated Statements of Cash Flows - Years ended December 31, 2010 and 2009

Notes to Consolidated Financial Statements

Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

(b)            Exhibits:

See Exhibit index.

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

Date: March 25, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/John Bezzant	Director and Executive	Date: March 25, 2011
John Bezzant	Vice President

/s/Steven D. Cordes	Director and Senior	Date: March 25, 2011
Steven D. Cordes	Vice President

/s/Stephen B. Waters	Senior Director of Partnership	Date: March 25, 2011
Stephen B. Waters	Accounting

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