Form 10-Q
period 2011-03-31
CENTURY PROPERTIES FUND XVII
filed 2011-05-13
CIK 356472

United States

Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   Quarterly Report PURSUANT TO Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

or

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

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

CENTURY PROPERTIES FUND XVII, LP

CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2011	2010
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 320	$ 489
Receivables and deposits	778	535
Other assets	936	654
Investment properties:
Land	5,763	5,763
Buildings and related personal property	79,308	79,089
	85,071	84,852
Less accumulated depreciation	(64,919)	(64,031)
	20,152	20,821
	$ 22,186	$ 22,499
Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 566	$ 507
Tenant security deposit liabilities	409	411
Accrued property taxes	395	723
Other liabilities	735	743
Due to affiliates (Note B)	3,993	3,784
Mortgage notes payable	59,421	59,613
	65,519	65,781

Partners' Deficit
General partner	(9,328)	(9,322)
Limited partners	(34,005)	(33,960)
	(43,333)	(43,282)
	$ 22,186	$ 22,499

Note: The consolidated balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVII, LP

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2011	2010
Revenues:
Rental income	$ 2,857	$ 2,799
Other income	386	374
Total revenues	3,243	3,173

Expenses:
Operating	1,350	1,372
General and administrative	98	100
Depreciation	888	1,015
Interest	1,082	1,083
Property taxes	218	217
Total expenses	3,636	3,787

Casualty gain (Note C)	342	--

Net loss	$ (51)	$ (614)

Net loss allocated to general partner (11.8%)	$ (6)	$ (72)
Net loss allocated to limited partners (88.2%)	(45)	(542)
	$ (51)	$ (614)

Net loss per limited partnership unit	$ (0.60)	$ (7.23)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVII, LP

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
(Unaudited)
(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partner

Partners

				Total

Original capital contributions	75,000	$ --	$ 75,000	$ 75,000

Partners' deficit at
December 31, 2010	75,000	$(9,322)	$(33,960)	$(43,282)

Net loss for the three months
ended March 31, 2011	--	(6)	(45)	(51)

Partners' deficit
at March 31, 2011	75,000	$(9,328)	$(34,005)	$(43,333)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVII, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$ (51)	$ (614)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	888	1,015
Amortization of loan costs	20	21
Casualty gain	(342)	--
Change in accounts:
Receivables and deposits	22	23
Other assets	(302)	(283)
Accounts payable	263	480
Tenant security deposit liabilities	(2)	16
Accrued property taxes	(328)	(361)
Other liabilities	(8)	(100)
Due to affiliates	47	86

Net cash provided by operating activities	207	283

Cash flows from investing activities:
Property improvements and replacements	(423)	(475)
Insurance proceeds received	352	--
Net cash used in investing activities	(71)	(475)

Cash flows from financing activities:
Mortgage refinancing commitment fee	(275)	--
Payments on mortgage notes payable	(192)	(179)
Repayment of advances from affiliate	(261)	--
Advances from affiliate	423	353
Net cash (used in) provided by financing
activities	(305)	174

Net decrease in cash and cash equivalents	(169)	(18)
Cash and cash equivalents at beginning of period	489	269
Cash and cash equivalents at end of period	$ 320	$ 251

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 1,013	$ 1,021
Supplemental disclosure of non-cash activity:
Property improvements and replacements included
in accounts payable	$ 37	$ 69

At December 31, 2010 and 2009, approximately $241,000 and $196,000, respectively, of property improvements and replacements were included in accounts payable and are included in property improvements and replacements for the three months ended March 31, 2011 and 2010, respectively.

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVII, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XVII, LP (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Fox Partners, a California general partnership, is the general partner of the Partnership (the “General Partner”). The general partners of Fox Partners are Fox Capital Management Corporation (“FCMC” or the “Managing General Partner"), Fox Realty Investors (“FRI”), and CPF XVII, LLC. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2010. The Managing General Partner and the general partner of FRI are affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

The Partnership’s management evaluated subsequent events through the time this Quarterly Report on Form 10-Q was filed.

Organization: On May 9, 2011, the General Partner amended the Partnership’s certificate of limited partnership and the Partnership Agreement to establish and convert the Partnership’s existing partnership interests into two separate series of partnership interests that have separate rights with respect to specified Partnership property.  Effective as of the close of business on May 9, 2011 (the “Establishment Date”), each then outstanding interest of the General Partner of the Partnership was converted into one Series A GP Interest and one Series B GP Interest and each then outstanding unit of limited partnership interest in the Partnership was converted into one Series A Unit and one Series B Unit.  The Series A GP Interest and the Series A Units are collectively referred to as the “Series A Interests”, and the Series B GP Interest and the Series B Units are collectively referred to as the “Series B Interests”. Except as described below, the Series A Interests and the Series B Interests entitle the holders thereof to the same rights as the holders of partnership interests had prior to the Establishment Date.

From and after the Establishment Date, the Series A Interests will be entitled to all of the Partnership’s interests in any entity in which the Partnership owns an interest, other than the Series B Interests (as defined below), including, but not limited to, all profits, losses and distributions from such entities.

From and after the Establishment Date, the Series B Interests will be entitled to all of the Partnership’s interest in Hampden Heights Apartments (the “Series B Interests”), including, but not limited to, all profits, losses and distributions from Hampden Heights Apartments.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $162,000 and $159,000 for the three months ended March 31, 2011 and 2010, respectively, which are included in operating expenses.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $72,000 and $141,000 for the three months ended March 31, 2011 and 2010, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the three months ended March 31, 2011 and 2010 are construction management services provided by an affiliate of the Managing General Partner of approximately $33,000 and $96,000, respectively.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. There were no Partnership management fees earned or paid during the three months ended March 31, 2011 or 2010, as there were no distributions from operations.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. Prior to 2010, AIMCO Properites, L.P. exceeded this credit limit. During the three months ended March 31, 2011, AIMCO Properties, L.P. advanced the Partnership approximately $115,000 to fund real estate taxes at The Village in the Woods Apartments, approximately $275,000 to fund a mortgage refinancing commitment fee related to Creekside Apartments and approximately $33,000 to fund capital improvements at Peakview Place Apartments and Creekside Apartments. During the three months ended March 31, 2010, AIMCO Properties, L.P. advanced the Partnership approximately $191,000 to fund real estate taxes at The Village in the Woods Apartments and approximately $162,000 to fund operating expenses and capital improvements at Creekside Apartments and The Village in the Woods Apartments. The advances bear interest at the prime rate plus 1% or 2% (4.25% or 5.25% at March 31, 2011). Interest expense for the three months ended March 31, 2011 and 2010 was approximately $51,000 and $40,000, respectively. During the three months ended March 31, 2011, the Partnership made payments of approximately $265,000 on the advances and associated accrued interest. No such payments were made during the three months ended March 31, 2010. At March 31, 2011 and December 31, 2010, the amount of outstanding advances and accrued interest due to AIMCO Properties, L.P. was approximately $3,993,000 and $3,784,000, respectively, and is included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to March 31, 2011, AIMCO Properties, L.P. advanced the Partnership approximately $2,325,000 to facilitate the refinancing of the mortgage encumbering Creekside Apartments (see Note F).

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the three months ended March 31, 2011, the Partnership was charged by AIMCO and its affiliates approximately $195,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2011 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $342,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2010.

Note C – Casualty Event

In June 2009, Hampden Heights Apartments sustained damages of approximately $680,000 from a hail storm to one of its apartment buildings. During 2009, the Partnership recognized a casualty gain of approximately $294,000 as a result of the receipt of insurance proceeds of approximately $318,000 which were held by the mortgage lender at December 31, 2009 and released to the Partnership during the fourth quarter of 2010, offset by the write off of undepreciated damaged assets of approximately $24,000. During the fourth quarter of 2010, the Partnership removed approximately $10,000 of undepreciated damaged assets and recorded a corresponding receivable for the estimated insurance proceeds. During the three months ended March 31, 2011, the Partnership recognized an additional casualty gain of approximately $342,000 as a result of the receipt of additional insurance proceeds of approximately $352,000, offset by the write off of undepreciated damaged assets.

Note D – Fair Value of Financial Instruments

Financial Accounting Standards Board Accounting Standards Codification Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for mortgage notes payable) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its mortgage notes payable by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, mortgage notes payable.  At March 31, 2011, the fair value of the Partnership's mortgage notes payable at the Partnership's incremental borrowing rate was approximately $63,987,000.

Note E – Contingencies

The Partnership is unaware of any pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

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

Note F – Subsequent Event

On May 2, 2011, the Partnership refinanced the mortgage encumbering Creekside Apartments.  The refinancing resulted in the replacement of the existing mortgage loan, which at the time of refinancing had a principal balance of approximately $14,087,000, with a new mortgage loan in the principal amount of $12,869,000. The new loan bears interest at a rate of 5.59% per annum and requires monthly payments of principal and interest of approximately $74,000 beginning on July 1, 2011, through the June 1, 2021 maturity date.  The new mortgage loan has a balloon payment of approximately $10,673,000 due at maturity. The Partnership may prepay the mortgage at any time with 30 days written notice to the lender, subject to a prepayment penalty.

In connection with the refinancing, the Partnership received an advance of approximately $2,325,000 from AIMCO Properties, L.P.  These loan proceeds were then used to pay in full the existing mortgage debt encumbering Creekside Apartments, including a prepayment penalty of approximately $874,000.  This advance is unsecured and bears interest at a rate of prime plus 2.00%.

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

The Partnership's investment properties consist of four apartment complexes.  The following table sets forth the average occupancy of the properties for the three months ended March 31, 2011 and 2010:

	Average Occupancy
Property	2011	2010

Peakview Place Apartments	98%	97%
Englewood, Colorado
Creekside Apartments (1)	99%	96%
Denver, Colorado
Hampden Heights Apartments	98%	96%
Denver, Colorado
The Village in the Woods Apartments	95%	96%
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

Results of Operations

The Partnership recognized net losses of approximately $51,000 and $614,000 for the three months ended March 31, 2011 and 2010, respectively. The decrease in net loss is due to the recognition of a casualty gain in 2011, an increase in total revenues and a decrease in total expenses.

In June 2009, Hampden Heights Apartments sustained damages of approximately $680,000 from a hail storm to one of its apartment buildings. During 2009, the Partnership recognized a casualty gain of approximately $294,000 as a result of the receipt of insurance proceeds of approximately $318,000 which were held by the mortgage lender at December 31, 2009 and released to the Partnership during the fourth quarter of 2010, offset by the write off of undepreciated damaged assets of approximately $24,000. During the fourth quarter of 2010, the Partnership removed approximately $10,000 of undepreciated damaged assets and recorded a corresponding receivable for the estimated insurance proceeds. During the three months ended March 31, 2011, the Partnership recognized an additional casualty gain of approximately $342,000 as a result of the receipt of additional insurance proceeds of approximately $352,000, offset by the write off of undepreciated damaged assets.

Total revenues increased due to increases in both rental and other income. Rental income increased due to increases in occupancy and the average rental rate at three of the Partnership’s investment properties, partially offset by decreases in occupancy and the average rental rate at The Village in the Woods Apartments. Other income increased primarily due to increases in parking income at all of the Partnership’s investment properties.

Total expenses decreased due to decreases in depreciation and operating expenses. General and administrative, interest and property tax expenses remained relatively constant for the comparable periods. Depreciation expense decreased primarily due to property improvements and replacements placed into service in prior years at Peakview Place Apartments and The Village in the Woods Apartments becoming fully depreciated during the first and fourth quarters of 2010, respectively. Operating expense decreased primarily due to decreases in payroll related expenses and utilities at Creekside Apartments.

Included in general and administrative expenses for the three months ended March 31, 2011 and 2010 are reimbursements to the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with the investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At March 31, 2011, the Partnership had cash and cash equivalents of approximately $320,000, compared to approximately $489,000 at December 31, 2010.  The decrease in cash and cash equivalents of approximately $169,000 is due to approximately $305,000 and $71,000 of cash used in financing and investing activities, respectively, partially offset by approximately $207,000 of cash provided by operating activities. Cash used in financing activities consisted of payment of a mortgage refinancing commitment fee, repayment of advances received from an affiliate of the Managing General Partner and principal payments made on the mortgages encumbering the Partnership’s investment properties, partially offset by advances received from an affiliate of the Managing General Partner. Cash used in investing activities consisted of property improvements and replacements, partially offset by insurance proceeds received.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. Prior to 2010, AIMCO Properites, L.P. exceeded this credit limit. During the three months ended March 31, 2011, AIMCO Properties, L.P. advanced the Partnership approximately $115,000 to fund real estate taxes at The Village in the Woods Apartments, approximately $275,000 to fund a mortgage refinancing commitment fee related to Creekside Apartments and approximately $33,000 to fund capital improvements at Peakview Place Apartments and Creekside Apartments. During the three months ended March 31, 2010, AIMCO Properties, L.P. advanced the Partnership approximately $191,000 to fund real estate taxes at The Village in the Woods Apartments and approximately $162,000 to fund operating expenses and capital improvements at Creekside Apartments and The Village in the Woods Apartments. The advances bear interest at the prime rate plus 1% or 2% (4.25% or 5.25% at March 31, 2011). Interest expense for the three months ended March 31, 2011 and 2010 was approximately $51,000 and $40,000, respectively. During the three months ended March 31, 2011, the Partnership made payments of approximately $265,000 on the advances and associated accrued interest. No such payments were made during the three months ended March 31, 2010. At March 31, 2011 and December 31, 2010, the amount of outstanding advances and accrued interest due to AIMCO Properties, L.P. was approximately $3,993,000 and $3,784,000, respectively, and is included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to March 31, 2011, AIMCO Properties, L.P. advanced the Partnership approximately $2,325,000 to facilitate the refinancing of the mortgage encumbering Creekside Apartments, as discussed below.

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

Peakview Place Apartments

During the three months ended March 31, 2011, the Partnership completed approximately $29,000 of capital improvements at Peakview Place Apartments, consisting primarily of water heaters and floor covering replacement. These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2011.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Creekside Apartments

During the three months ended March 31, 2011, the Partnership completed approximately $78,000 of capital improvements at Creekside Apartments, consisting primarily of exterior improvements, HVAC upgrades and floor covering replacement. These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2011. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Hampden Heights Apartments

During the three months ended March 31, 2011, the Partnership completed approximately $41,000 of capital improvements at Hampden Heights Apartments, consisting primarily of appliance and floor covering replacements. These improvements were funded from operating cash flow and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2011. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Village in the Woods Apartments

During the three months ended March 31, 2011, the Partnership completed approximately $71,000 of capital improvements at The Village in the Woods Apartments consisting primarily of appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2011. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to fund such advances. To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements and repayment of amounts owed to affiliates) of the Partnership.  The mortgage indebtedness of approximately $59,421,000 is amortized over varying periods. The debt encumbering Hampden Heights Apartments matures in 2014, at which time a balloon payment of approximately $12,873,000 will be due. The debt encumbering Peakview Place Apartments matures in 2018 and 2020, at which time balloon payments of approximately $2,697,000 and $8,121,000, respectively, will be due.  The debt encumbering The Village in the Woods Apartments matures in 2020, at which time balloon payments of approximately $16,553,000 will be due.

On May 2, 2011, the Partnership refinanced the mortgage encumbering Creekside Apartments.  The refinancing resulted in the replacement of the existing mortgage loan, which at the time of refinancing had a principal balance of approximately $14,087,000, with a new mortgage loan in the principal amount of $12,869,000.   The new loan bears interest at a rate of 5.59% per annum and requires monthly payments of principal and interest of approximately $74,000 beginning on July 1, 2011, through the June 1, 2021 maturity date.  The new mortgage loan has a balloon payment of approximately $10,673,000 due at maturity. The Partnership may prepay the mortgage at any time with 30 days written notice to the lender, subject to a prepayment penalty.

In connection with the refinancing, the Partnership received an advance of approximately $2,325,000 from AIMCO Properties, L.P.  These loan proceeds were then used to pay in full the existing mortgage debt encumbering Creekside Apartments, including a prepayment penalty of approximately $874,000.  This advance is unsecured and bears interest at a rate of prime plus 2.00%.

The Managing General Partner will attempt to refinance the indebtedness encumbering the Partnership’s investment properties and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

There were no distributions made to the partners during the three months ended March 31, 2011 and 2010. Future cash distributions will depend on the levels of net cash generated from operations, the timing of debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at March 31, 2011, there can be no assurance that the Partnership will generate sufficient funds from operations, after capital improvement expenditures, to permit any distributions to its partners during 2011 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 52,866 limited partnership units (the "Units") in the Partnership representing 70.49% of the outstanding Units at March 31, 2011. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 70.49% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, DeForest Ventures I L.P., from whom AIMCO, through its merger with Insignia Financial Group, Inc., acquired 25,833.5 (approximately 34.45%) of its Units, had agreed for the benefit of third party unitholders, that it would vote such Units: (i) against any increase in compensation payable to the General Partner and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party Unit holders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates right to vote each Unit held. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner owes fiduciary duties to both the General Partner and AIMCO as the sole stockholder of the Managing General Partner.

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

CENTURY PROPERTIES FUND XVII, LP

By: Fox Partners
General Partner

By: Fox Capital Management Corporation
Managing General Partner

Date: May 13, 2011	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: May 13, 2011	By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director of Partnership Accounting

CENTURY PROPERTIES FUND XVII, LP

EXHIBIT INDEX

 Exhibit Number   Description of Exhibit

2.5           Master Indemnity Agreement incorporated by reference to Exhibit 2.5 to the Registrant’s Current Report on Form 8-K filed by Insignia with the Securities and Exchange Commission on September 1, 1995.

3.1           Amendment to Certificate of Limited Partnership of Registrant, dated May 9, 2011, incorporated by reference to the Registrant’s Current Report on Form 8-K, dated May 9, 2011.

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

3.7           Amendment to the Amended and Restated Limited Partnership Agreement of Registrant, dated May 9, 2011, incorporated by reference to the Registrant’s Current Report on Form 8-K, dated May 9, 2011.

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

10.21         Multifamily Note dated May 2, 2011 between Keycorp Real Estate Capital Markets, Inc., an Ohio corporation, and CPF Creekside, LLC, a Delaware limited liability company, incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 2, 2011.

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