Form 10-Q
period 2011-06-30
CENTURY PROPERTIES FUND XVII
filed 2011-08-12
CIK 356472

United States

Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   Quarterly Report PURSUANT TO Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

or

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

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

CENTURY PROPERTIES FUND XVII, LP

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	June 30, 2011	December 31, 2010
Assets
Cash and cash equivalents	$ 511	$ 489
Receivables and deposits	344	428
Other assets	774	559
Investment properties:
Land	4,186	4,186
Buildings and related personal property	55,126	61,383
Total investment property	59,312	65,569
Less accumulated depreciation	(45,209)	(50,984)
Investment property, net	14,103	14,585
Assets held for sale	6,057	6,438
Total assets	$ 21,789	$ 22,499

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 784	$ 507
Tenant security deposit liabilities	305	304
Accrued property taxes	356	626
Other liabilities	614	676
Due to affiliates	6,144	3,784
Mortgage notes payable	44,494	45,974
Liabilities related to assets held for sale	13,767	13,910
Total liabilities	66,464	65,781

Partners' Deficit
General partner	(9,486)	(9,322)
Limited partners	(35,189)	(33,960)
Total partners’ deficit	(44,675)	(43,282)
Total liabilities and partners’ deficit	$ 21,789	$ 22,499

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVII, LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Revenues:
Rental income	$ 2,199	$ 2,192	$ 4,423	$ 4,395
Other income	313	321	599	592
Total revenues	2,512	2,513	5,022	4,987

Expenses:
Operating	1,052	1,044	2,083	2,099
General and administrative	99	110	197	210
Depreciation	657	780	1,325	1,571
Interest	872	877	1,747	1,749
Property taxes	184	182	368	366
Loss on early extinguishment of debt	960	--	960	--
Total expenses	3,824	2,993	6,680	5,995

Loss from continuing operations	(1,312)	(480)	(1,658)	(1,008)
Income (loss) from discontinued operations	(30)	(94)	265	(180)
Net loss	$(1,342)	$ (574)	$(1,393)	$(1,188)

Net loss allocated to general partner	$ (158)	$ (68)	$ (164)	$ (140)
Net loss allocated to limited partners	$ (978)	$ (506)	$(1,023)	$(1,048)
Net loss allocated to Series A unit holders	$ (162)	$ --	$ (162)	$ --
Net loss allocated to Series B unit holders	$ (44)	$ --	$ (44)	$ --

Per limited partnership unit:
Loss from continuing operations	$(13.07)	$ (5.64)	$(17.15)	$(11.85)
Series A	(2.16)	--	(2.16)	--
Series B	(0.20)	--	(0.20)	--
Income (loss) from discontinued operations	0.03	(1.11)	3.51	(2.12)
Loss from discontinued operations (Series B)	(0.39)	--	(0.39)	--
Net loss per limited partnership unit	$(15.79)	$ (6.75)	$(16.39)	$(13.97)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVII, LP

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands)

General

Partner

Limited

Partners

			Series A Unit Holders	Series B Unit Holders	Subtotal Limited Partners	Total

Partners’ deficit at December 31, 2010	$(9,322)	$ (33,960)	$ --	$ --	$(33,960)	$(43,282)

Net loss for the period January 1, 2011 through May 9, 2011	(136)	(1,023)	--	--	(1,023)	(1,159)

Partners’ deficit at May 9, 2011	(9,458)	(34,983)	--	--	(34,983)	(44,441)

Allocation of Units	--	34,983	(28,343)	(6,640)	--	--

Net loss for the period May 10, 2011 through June 30, 2011	(28)	--	(162)	(44)	(206)	(234)

Partners’ deficit at June 30, 2011	$(9,486)	$ --	$(28,505)	$ (6,684)	$(35,189)	$(44,675)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVII, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Cash flows from operating activities:
Net loss	$ (1,393)	$ (1,188)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	1,759	2,022
Amortization of loan costs	37	41
Loss on early extinguishment of debt	960	--
Casualty gain	(342)	--
Change in accounts:
Receivables and deposits	81	(7)
Other assets	(178)	(151)
Accounts payable	54	(7)
Tenant security deposit liabilities	(6)	42
Accrued property taxes	(306)	(340)
Other liabilities	(62)	(160)
Due to affiliates	114	43
Net cash provided by operating activities	718	295

Cash flows used in investing activities:
Property improvements and replacements	(693)	(802)
Insurance proceeds received	352	--
Net cash used in investing activities	(341)	(802)

Cash flows from financing activities:
Repayment of mortgage note payable	(14,087)	--
Proceeds from mortgage note payable	12,869	--
Payments on mortgage notes payable	(362)	(362)
Advances from affiliate	2,748	734
Repayment of advances from affiliate	(502)	--
Prepayment penalty paid	(873)	--
Loan costs paid	(148)	--
Net cash provided by (used in) financing activities	(355)	372

Net increase (decrease) in cash and cash equivalents	22	(135)
Cash and cash equivalents at beginning of period	489	269
Cash and cash equivalents at end of period	$ 511	$ 134

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 2,062	$ 2,043

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in accounts payable	$ 464	$ 30

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVII, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XVII, LP (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Fox Partners, a California general partnership, is the general partner of the Partnership (the “General Partner”). The general partners of Fox Partners are Fox Capital Management Corporation (“FCMC” or the “Managing General Partner"), Fox Realty Investors (“FRI”), and CPF XVII, LLC. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011. The consolidated balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2010. The Managing General Partner and the general partner of FRI are affiliates of Apartment Investment and Management Company ("Aimco"), a publicly traded real estate investment trust.

The Partnership’s management evaluated subsequent events through the time this Quarterly Report on Form 10-Q was filed.

On May 23, 2011, the Partnership entered into a sale contract with a third party to sell Hampden Heights Apartments for a purchase price of $22,750,000. The sale closed on July 22, 2011 (as discussed in Note H). The Partnership determined that the held for sale criteria were met as of June 30, 2011 and therefore reports the assets and liabilities of Hampden Heights Apartments as held for sale and its operations as discontinued operations. Accordingly, the accompanying consolidated statements of operations for the three and six months ended June 30, 2010 have been restated to reflect the operations of Hampden Heights Apartments as discontinued operations and the accompanying consolidated balance sheet as of December 31, 2010 has also been restated to reflect the respective assets and liabilities of Hampden Heights Apartments as held for sale.

The following table presents summarized results of operations of Hampden Heights Apartments for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010
Revenues	$ 738	$ 716
Expenses	(768)	(810)
Loss from discontinued operations	$ (30)	$ (94)

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Revenues	$ 1,471	$ 1,415
Expenses	(1,548)	(1,595)
Casualty gain	342	--
Income (loss) from discontinued operations	$ 265	$ (180)

Certain reclassifications have been made to the 2010 balances to conform to the 2011 presentation.

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

On July 28, 2011, the Partnership entered into an agreement and plan of merger (the “Merger Agreement”) with AIMCO Properties, L.P., a Delaware limited partnership (“AIMCO Properties, L.P.”), and AIMCO CPF XVII Merger Sub LLC, a Delaware limited liability company of which AIMCO Properties, L.P. is the sole member (the “Merger Subsidiary”), pursuant to which the Partnership will be merged with and into CPF XVII, with CPF XVII as the surviving entity.

In the merger, each Series A unit of limited partnership interest (each, a “Series A Unit”) of the Partnership outstanding immediately prior to the consummation of the merger (other than Series A Units held by limited partners who perfect their appraisal rights pursuant to the Merger Agreement) will be converted into the right to receive, at the election of the limited partner, either (i) $311.18 in cash (the “Cash Consideration”) or (ii) a number of partnership common units of AIMCO Properties, L.P. calculated by dividing $311.18 by the average closing price of Aimco common stock, as reported on the New York Stock Exchange, over the ten consecutive trading days ending on the second trading day immediately prior to the effective time of the merger (the “OP Unit Consideration”). However, if AIMCO Properties, L.P. determines that the law of the state or other jurisdiction in which a limited partner resides would prohibit the issuance of partnership common units of AIMCO Properties, L.P. in that state or other jurisdiction (or that registration or qualification in that state or jurisdiction would be prohibitively costly), then such limited partner will only be entitled to receive the Cash Consideration for each Series A Unit. Those limited partners who do not make an election will be deemed to have elected to receive the Cash Consideration.

In the merger, AIMCO Properties, L.P.’s membership interest in the Merger Subsidiary will be converted into Series A Units of CPF XVII. As a result, after the merger, AIMCO Properties, L.P. will own all of the outstanding Series A Units. The Series B units of limited partnership interest of the Partnership will not be affected by the merger and will remain outstanding following consummation of the merger. Fox Partners will continue to be the general partner of CPF XVII after the merger, and the Partnership’s partnership agreement in effect immediately prior to the merger will remain unchanged after the merger.

Completion of the merger is subject to certain conditions, including approval by a majority in interest of the limited partners holding Series A Units. As of July 21, 2011, the Partnership had issued and outstanding 75,000 Series A Units, and AIMCO Properties, L.P. and its affiliates owned 52,866 of those Series A Units, or approximately 70.49% of the number of outstanding Series A Units. 25,833.5 of the Series A Units owned by AIMCO IPLP, L.P., an affiliate of Fox Partners and of AIMCO Properties, L.P., are subject to a voting restriction, which requires such Series A Units to be voted in proportion to the votes cast with respect to Series A Units not subject to this voting restriction. AIMCO Properties, L.P. and its affiliates have indicated that they will vote all of their Series A Units that are not subject to the voting restriction described above (27,032.5 or approximately 36.04% of the outstanding Series A Units) in favor of the merger. As a result, AIMCO Properties, L.P. and its affiliates will vote a total of 41,236 Series A Units, or approximately 54.98% of the outstanding Series A Units and have indicated that they intend to take action by written consent to approve the merger.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $324,000 and $316,000 for the six months ended June 30, 2011 and 2010, respectively, which are included in operating expenses and income (loss) from discontinued operations.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $125,000 and $196,000 for the six months ended June 30, 2011 and 2010, respectively, which is included in general and administrative expenses, investment properties and assets held for sale. The portion of these reimbursements included in investment properties and assets held for sale for the six months ended June 30, 2011 and 2010 are construction management services provided by an affiliate of the Managing General Partner of approximately $46,000 and $110,000, respectively.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. There were no Partnership management fees earned or paid during the six months ended June 30, 2011 or 2010, as there were no distributions from operations.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. Prior to 2010, AIMCO Properties, L.P. exceeded this credit limit. During the six months ended June 30, 2011, AIMCO Properties, L.P. advanced the Partnership approximately $115,000 to fund real estate taxes at The Village in the Woods Apartments, approximately $275,000 to fund a mortgage refinancing commitment fee related to Creekside Apartments, approximately $2,325,000 to facilitate the refinancing of the mortgage encumbering Creekside Apartments (see Note D) and approximately $33,000 to fund capital improvements at Peakview Place Apartments and Creekside Apartments. During the six months ended June 30, 2010, AIMCO Properties, L.P. advanced the Partnership approximately $191,000 to fund real estate taxes at The Village in the Woods Apartments and approximately $543,000 to fund operating expenses and capital improvements at Creekside Apartments, The Village in the Woods Apartments and Hampden Heights Apartments. The advances bear interest at the prime rate plus 1% or 2% (4.25% or 5.25% at June 30, 2011). Interest expense for the six months ended June 30, 2011 and 2010 was approximately $121,000 and $88,000, respectively. During the six months ended June 30, 2011, the Partnership made payments of approximately $509,000 on the advances and associated accrued interest. No such payments were made during the six months ended June 30, 2010. At June 30, 2011 and December 31, 2010, the amount of outstanding advances and accrued interest due to AIMCO Properties, L.P. was approximately $6,144,000 and $3,784,000, respectively, and is included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to June 30, 2011, the Partnership made payments of approximately $1,005,000 on the advances and associated accrued interest from proceeds from the sale of Hampden Heights Apartments.

The Partnership insures its properties up to certain limits through coverage provided by Aimco which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the Aimco limits through insurance policies obtained by Aimco from insurers unaffiliated with the Managing General Partner.  During the six months ended June 30, 2011, the Partnership was charged by Aimco and its affiliates approximately $195,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2011 as other insurance policies renew later in the year.  The Partnership was charged by Aimco and its affiliates approximately $342,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2010.

Note C – Casualty Event

In June 2009, Hampden Heights Apartments sustained damages of approximately $680,000 from a hail storm to one of its apartment buildings. During 2009, the Partnership recognized a casualty gain of approximately $294,000 as a result of the receipt of insurance proceeds of approximately $318,000 which were held by the mortgage lender at December 31, 2009 and released to the Partnership during the fourth quarter of 2010, offset by the write off of undepreciated damaged assets of approximately $24,000. During the fourth quarter of 2010, the Partnership removed approximately $10,000 of undepreciated damaged assets and recorded a corresponding receivable for the estimated insurance proceeds. During the six months ended June 30, 2011, the Partnership recognized an additional casualty gain of approximately $342,000, which is included in income (loss) from discontinued operations, as a result of the receipt of additional insurance proceeds of approximately $352,000, offset by the write off of undepreciated damaged assets.

Note D – Mortgage Financing

On May 2, 2011, the Partnership refinanced the mortgage encumbering Creekside Apartments.  The refinancing resulted in the replacement of the existing mortgage loan, which at the time of refinancing had a principal balance of approximately $14,087,000, with a new mortgage loan in the principal amount of $12,869,000. The new loan bears interest at a rate of 5.59% per annum and requires monthly payments of principal and interest of approximately $74,000 beginning on July 1, 2011, through the June 1, 2021 maturity date.  The new mortgage loan has a balloon payment of approximately $10,673,000 due at maturity. The Partnership may prepay the mortgage at any time with 30 days written notice to the lender, subject to a prepayment penalty. The Partnership recorded a loss on the early extinguishment of debt of approximately $960,000, as a result of the write off of unamortized loan costs and the payment of a prepayment penalty associated with the repayment of the existing mortgage. Total capitalized loan costs associated with the new mortgage were approximately $148,000 and are included in other assets.

In connection with the refinancing, the Partnership received an advance of approximately $2,325,000 from AIMCO Properties, L.P. This advance and proceeds from the new mortgage loan were then used to pay in full the existing mortgage debt encumbering Creekside Apartments, including a prepayment penalty of approximately $873,000. This advance is unsecured and bears interest at a rate of prime plus 2.00%.

Note E – Fair Value of Financial Instruments

Financial Accounting Standards Board Accounting Standards Codification Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for mortgage notes payable) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its mortgage notes payable by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, mortgage notes payable.  At June 30, 2011, the fair value of the Partnership's mortgage notes payable, including the mortgage encumbering Hampden Heights Apartments, at the Partnership's incremental borrowing rate was approximately $64,846,000.

Note F – Contingencies

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

Note G – Investment Property

During the three months ended June 30, 2011, the Partnership retired and wrote off personal property no longer being used that had a cost basis of approximately $9,370,000 and accumulated depreciation of approximately $9,370,000.

Note H – Subsequent Events

On July 22, 2011, the Partnership sold Hampden Heights Apartments to a third party for a gross sale price of $22,750,000. The net proceeds realized by the Partnership were approximately $22,482,000 after payment of closing costs of approximately $268,000. The Partnership used approximately $13,522,000 of the net proceeds to repay the mortgage encumbering the property. As a result of the sale, the Partnership expects to record a gain of approximately $17,865,000 during the third quarter of 2011. In addition, the Partnership expects to record a loss on the early extinguishment of debt of approximately $1,423,000 due to the write off of unamortized loan costs and a prepayment penalty during the third quarter of 2011.

Subsequent to June 30, 2011, the Partnership distributed approximately $7,400,000 (approximately $7,252,000 to the Series B unit holders, or $96.69 per Series B unit) from proceeds from the sale of Hampden Heights Apartments.

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

The Partnership's investment properties consist of four apartment complexes.  The following table sets forth the average occupancy of the properties for the six months ended June 30, 2011 and 2010:

	Average Occupancy
Property	2011	2010

Peakview Place Apartments	98%	97%
Englewood, Colorado
Creekside Apartments	99%	97%
Denver, Colorado
Hampden Heights Apartments	98%	96%
Denver, Colorado (2)
The Village in the Woods Apartments	93%	96%
Cypress, Texas (1)

(1)   The Managing General Partner attributes the decrease in occupancy at The Village in the Woods Apartments to poor economic conditions in the Houston area.

(2)   Hampden Heights Apartments is classified as held for sale at June 30, 2011.

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

Results of Operations

The Partnership recognized net losses of approximately $1,342,000 and $1,393,000 for the three and six months ended June 30, 2011, respectively, and approximately $574,000 and $1,188,000 for the three and six months ended June 30, 2010, respectively.

On May 23, 2011, the Partnership entered into a sale contract with a third party to sell Hampden Heights Apartments for a purchase price of $22,750,000. The sale closed on July 22, 2011. The Partnership determined that the held for sale criteria were met as of June 30, 2011 and therefore reports the assets and liabilities of Hampden Heights Apartments as held for sale and its operations as discontinued operations. Accordingly, the consolidated statements of operations for the three and six months ended June 30, 2010 have been restated to reflect the operations of Hampden Heights Apartments as discontinued operations and the consolidated balance sheet as of December 31, 2010 has also been restated to reflect the respective assets and liabilities of Hampden Heights Apartments as held for sale.

The following table presents summarized results of operations of Hampden Heights Apartments for the three and six months ended June 30, 2011 and 2010(in thousands):

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010
Revenues	$ 738	$ 716
Expenses	(768)	(810)
Loss from discontinued operations	$ (30)	$ (94)

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Revenues	$ 1,471	$ 1,415
Expenses	(1,548)	(1,595)
Casualty gain	342	--
Income (loss) from discontinued operations	$ 265	$ (180)

In June 2009, Hampden Heights Apartments sustained damages of approximately $680,000 from a hail storm to one of its apartment buildings. During 2009, the Partnership recognized a casualty gain of approximately $294,000 as a result of the receipt of insurance proceeds of approximately $318,000 which were held by the mortgage lender at December 31, 2009 and released to the Partnership during the fourth quarter of 2010, offset by the write off of undepreciated damaged assets of approximately $24,000. During the fourth quarter of 2010, the Partnership removed approximately $10,000 of undepreciated damaged assets and recorded a corresponding receivable for the estimated insurance proceeds. During the six months ended June 30, 2011, the Partnership recognized an additional casualty gain of approximately $342,000, which is included in income (loss) from discontinued operations, as a result of the receipt of additional insurance proceeds of approximately $352,000, offset by the write off of undepreciated damaged assets.

The Partnership’s loss from continuing operations for the three and six months ended June 30, 2011 was approximately $1,312,000 and $1,658,000, respectively, compared to loss from continuing operations of approximately $480,000 and $1,008,000 for the three and six months ended June 30, 2010, respectively. The increase in loss from continuing operations for the three months ended June 30, 2011 is due to an increase in total expenses. The increase in loss from continuing operations for the six months ended June 30, 2011 is due to an increase in total expenses, partially offset by an increase in total revenues.

Total expenses increased for both periods due to the recognition of a loss on early extinguishment of debt during May 2011 as a result of the refinancing of the mortgage encumbering Creekside Apartments, as discussed in “Liquidity and Capital Resources”, partially offset by decreases in depreciation and general and administrative expenses. Operating, interest and property tax expenses remained relatively constant for both periods. Depreciation expense decreased for both periods primarily due to property improvements and replacements placed into service in prior years at Peakview Place Apartments and The Village in the Woods Apartments becoming fully depreciated during the first and fourth quarters of 2010, respectively.

General and administrative expenses decreased for both periods primarily due to a decrease in professional expenses associated with the administration of the Partnership. Also included in general and administrative expenses for the three and six months ended June 30, 2011 and 2010 are reimbursements to the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues remained relatively constant for the three months ended June 30, 2011, as an increase in rental income was offset by a decrease in other income. The increase in total revenues for the six months ended June 30, 2011 is due to an increase in rental income. Other income remained relatively constant for the six months ended June 30, 2011. Rental income increased for the six months ended June 30, 2011 primarily due to increases in occupancy and the average rental rate at Peakview Place Apartments and Creekside Apartments, partially offset by decreases in occupancy and the average rental rate at The Village in the Woods Apartments.

Liquidity and Capital Resources

At June 30, 2011, the Partnership had cash and cash equivalents of approximately $511,000, compared to approximately $489,000 at December 31, 2010.  The increase in cash and cash equivalents of approximately $22,000 is due to approximately $718,000 of cash provided by operating activities, partially offset by approximately $355,000 of cash used in financing activities and approximately $341,000 of cash used in investing activities. Cash used in financing activities consisted of the repayment of the existing mortgage encumbering Creekside Apartments, payment of a prepayment penalty, repayment of advances received from an affiliate of the Managing General Partner, principal payments made on the mortgages encumbering the Partnership’s investment properties and loan costs paid, partially offset by proceeds received from the new mortgage encumbering Creekside Apartments and advances received from an affiliate of the Managing General Partner. Cash used in investing activities consisted of property improvements and replacements, partially offset by insurance proceeds received.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. Prior to 2010, AIMCO Properties, L.P. exceeded this credit limit. During the six months ended June 30, 2011, AIMCO Properties, L.P. advanced the Partnership approximately $115,000 to fund real estate taxes at The Village in the Woods Apartments, approximately $275,000 to fund a mortgage refinancing commitment fee related to Creekside Apartments, approximately $2,325,000 to facilitate the refinancing of the mortgage encumbering Creekside Apartments (as discussed below) and approximately $33,000 to fund capital improvements at Peakview Place Apartments and Creekside Apartments. During the six months ended June 30, 2010, AIMCO Properties, L.P. advanced the Partnership approximately $191,000 to fund real estate taxes at The Village in the Woods Apartments and approximately $543,000 to fund operating expenses and capital improvements at Creekside Apartments, The Village in the Woods Apartments and Hampden Heights Apartments. The advances bear interest at the prime rate plus 1% or 2% (4.25% or 5.25% at June 30, 2011). Interest expense for the six months ended June 30, 2011 and 2010 was approximately $121,000 and $88,000, respectively. During the six months ended June 30, 2011, the Partnership made payments of approximately $509,000 on the advances and associated accrued interest. No such payments were made during the six months ended June 30, 2010. At June 30, 2011 and December 31, 2010, the amount of outstanding advances and accrued interest due to AIMCO Properties, L.P. was approximately $6,144,000 and $3,784,000, respectively, and is included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to June 30, 2011, the Partnership made payments of approximately $1,005,000 on the advances and associated accrued interest from proceeds from the sale of Hampden Heights Apartments.

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

Peakview Place Apartments

During the six months ended June 30, 2011, the Partnership completed approximately $321,000 of capital improvements at Peakview Place Apartments, consisting primarily of roof replacement, water heaters and floor covering replacement. These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2011.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Creekside Apartments

During the six months ended June 30, 2011, the Partnership completed approximately $257,000 of capital improvements at Creekside Apartments, consisting primarily of parking area upgrades, structural improvements and HVAC upgrades. These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2011. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Hampden Heights Apartments

During the six months ended June 30, 2011, the Partnership completed approximately $72,000 of capital improvements at Hampden Heights Apartments, consisting primarily of floor covering replacement. These improvements were funded from operating cash flow and insurance proceeds. The Partnership sold Hampden Heights Apartments to a third party on July 22, 2011.

The Village in the Woods Apartments

During the six months ended June 30, 2011, the Partnership completed approximately $266,000 of capital improvements at The Village in the Woods Apartments consisting primarily of parking area upgrades, HVAC upgrades, countertops and floor covering replacement. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2011. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to fund such advances. To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements and repayment of amounts owed to affiliates) of the Partnership. On May 2, 2011, the Partnership refinanced the mortgage encumbering Creekside Apartments.  The refinancing resulted in the replacement of the existing mortgage loan, which at the time of refinancing had a principal balance of approximately $14,087,000, with a new mortgage loan in the principal amount of $12,869,000. The new loan bears interest at a rate of 5.59% per annum and requires monthly payments of principal and interest of approximately $74,000 beginning on July 1, 2011, through the June 1, 2021 maturity date.  The new mortgage loan has a balloon payment of approximately $10,673,000 due at maturity. The Partnership may prepay the mortgage at any time with 30 days written notice to the lender, subject to a prepayment penalty. The Partnership recorded a loss on the early extinguishment of debt of approximately $960,000, as a result of the write off of unamortized loan costs and the payment of a prepayment penalty associated with the repayment of the existing mortgage. Total capitalized loan costs associated with the new mortgage were approximately $148,000 and are included in other assets.

In connection with the refinancing, the Partnership received an advance of approximately $2,325,000 from AIMCO Properties, L.P. This advance and proceeds from the new mortgage loan were then used to pay in full the existing mortgage debt encumbering Creekside Apartments, including a prepayment penalty of approximately $873,000. This advance is unsecured and bears interest at a rate of prime plus 2.00%.

The Partnership’s mortgage indebtedness of approximately $58,033,000, including the mortgage encumbering Hampden Heights Apartments, is amortized over varying periods. The debt encumbering Peakview Place Apartments matures in 2018 and 2020, at which time balloon payments of approximately $2,697,000 and $8,121,000, respectively, will be due.  The debt encumbering The Village in the Woods Apartments matures in 2020, at which time balloon payments of approximately $16,553,000 will be due. The mortgage encumbering Hampden Heights Apartments of approximately $13,539,000 at June 30, 2011 was repaid in connection with the sale of the property to a third party on July 22, 2011.

The Managing General Partner will attempt to refinance the indebtedness encumbering the Partnership’s investment properties and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

There were no distributions made to the partners during the six months ended June 30, 2011 and 2010. Subsequent to June 30, 2011, the Partnership distributed approximately $7,400,000 (approximately $7,252,000 to the Series B unit holders, or $96.69 per Series B unit) from proceeds from the sale of Hampden Heights Apartments. If the merger transaction (as discussed below) is not consummated, future cash distributions will depend on the levels of net cash generated from operations, the timing of debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at June 30, 2011, there can be no assurance that the Partnership will generate sufficient funds from operations, after capital improvement expenditures, to permit any distributions to the Series A unit holders during 2011 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, Aimco and its affiliates owned 52,866 Series A and 52,866 Series B limited partnership units (the "Units") in the Partnership representing 70.49% of the outstanding Units at June 30, 2011. A number of these Units were acquired pursuant to tender offers made by Aimco or its affiliates. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 70.49% of the outstanding Units, Aimco and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, DeForest Ventures I L.P., from whom Aimco, through its merger with Insignia Financial Group, Inc., acquired 25,833.5 (approximately 34.45%) of its Units, had agreed for the benefit of third party unitholders, that it would vote such Units: (i) against any increase in compensation payable to the General Partner and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party Unit holders. Except for the foregoing, no other limitations are imposed on Aimco and its affiliates right to vote each Unit held. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner owes fiduciary duties to both the General Partner and Aimco as the sole stockholder of the Managing General Partner. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to Aimco as its sole stockholder.

On July 28, 2011, the Partnership entered into an agreement and plan of merger (the “Merger Agreement”) with AIMCO Properties, L.P., a Delaware limited partnership (“AIMCO Properties, L.P.”), and AIMCO CPF XVII Merger Sub LLC, a Delaware limited liability company of which AIMCO Properties, L.P. is the sole member (the “Merger Subsidiary”), pursuant to which the Partnership will be merged with and into CPF XVII, with CPF XVII as the surviving entity.

In the merger, each Series A unit of limited partnership interest (each, a “Series A Unit”) of the Partnership outstanding immediately prior to the consummation of the merger (other than Series A Units held by limited partners who perfect their appraisal rights pursuant to the Merger Agreement) will be converted into the right to receive, at the election of the limited partner, either (i) $311.18 in cash (the “Cash Consideration”) or (ii) a number of partnership common units of AIMCO Properties, L.P. calculated by dividing $311.18 by the average closing price of Aimco common stock, as reported on the New York Stock Exchange, over the ten consecutive trading days ending on the second trading day immediately prior to the effective time of the merger (the “OP Unit Consideration”). However, if AIMCO Properties, L.P. determines that the law of the state or other jurisdiction in which a limited partner resides would prohibit the issuance of partnership common units of AIMCO Properties, L.P. in that state or other jurisdiction (or that registration or qualification in that state or jurisdiction would be prohibitively costly), then such limited partner will only be entitled to receive the Cash Consideration for each Series A Unit. Those limited partners who do not make an election will be deemed to have elected to receive the Cash Consideration.

In the merger, AIMCO Properties, L.P.’s membership interest in the Merger Subsidiary will be converted into Series A Units of CPF XVII. As a result, after the merger, AIMCO Properties, L.P. will own all of the outstanding Series A Units. The Series B units of limited partnership interest of the Partnership will not be affected by the merger and will remain outstanding following consummation of the merger. Fox Partners will continue to be the general partner of CPF XVII after the merger, and the Partnership’s partnership agreement in effect immediately prior to the merger will remain unchanged after the merger.

Completion of the merger is subject to certain conditions, including approval by a majority in interest of the limited partners holding Series A Units. As of July 21, 2011, the Partnership had issued and outstanding 75,000 Series A Units, and AIMCO Properties, L.P. and its affiliates owned 52,866 of those Series A Units, or approximately 70.49% of the number of outstanding Series A Units. 25,833.5 of the Series A Units owned by AIMCO IPLP, L.P., an affiliate of Fox Partners and of AIMCO Properties, L.P., are subject to a voting restriction, which requires such Series A Units to be voted in proportion to the votes cast with respect to Series A Units not subject to this voting restriction. AIMCO Properties, L.P. and its affiliates have indicated that they will vote all of their Series A Units that are not subject to the voting restriction described above (27,032.5 or approximately 36.04% of the outstanding Series A Units) in favor of the merger. As a result, AIMCO Properties, L.P. and its affiliates will vote a total of 41,236 Series A Units, or approximately 54.98% of the outstanding Series A Units and have indicated that they intend to take action by written consent to approve the merger.

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

Assets Held for Sale

The Partnership classifies long-lived assets as held for sale in the period in which all of the following criteria are met: management, having the authority to approve the action, commits to a plan to sell the asset; the asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets; an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated; the sale of the asset is probable, and transfer of the asset is expected to qualify for recognition as a completed sale, within one year; the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Depreciation is not recorded during the period in which the long-lived asset is classified as held for sale.  When the asset is designated as held for sale, the related results of operations are presented as discontinued operations.

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

CENTURY PROPERTIES FUND XVII, LP

By: Fox Partners
General Partner

By: Fox Capital Management Corporation
Managing General Partner

Date: August 12, 2011	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: August 12, 2011	By: /s/Stephen B. Waters
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

10.1          Agreement and Plan of Merger, dated July 28, 2011, by and among Century Properties XVII, LP, AIMCO Properties, L.P. and AIMCO CPF XVII Merger Sub LLC. (Incorporated by reference to the Partnership’s Current Report on Form 8-K dated July 28, 2011).

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

10.22         Purchase and Sale Contract between Apartment Lodge 17A LLC, a Colorado limited liability company, and FF Realty LLC, a Delaware limited liability company, incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 23, 2011.

10.23         First Amendment to Purchase and Sale Contract between Apartment Lodge 17A LLC, a Colorado limited liability company, and FF Realty LLC, a Delaware limited liability company, incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 3, 2011.

10.24         Second Amendment of Purchase and Sale Contract between Apartment Lodge 17A LLC, a Colorado limited liability company, and FF Realty LLC, a Delaware limited liability company, incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 1, 2011.

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