Form 10-Q
period 2011-09-30
CENTURY PROPERTIES FUND XVII
filed 2011-11-09
CIK 356472

United States

Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   Quarterly Report PURSUANT TO Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

or

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

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

CENTURY PROPERTIES FUND XVII, LP

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	September 30, 2011	December 31, 2010
Assets
Cash and cash equivalents	$ 1,160	$ 489
Receivables and deposits	319	428
Restricted escrow	28	--
Other assets	582	559
Investment properties:
Land	4,186	4,186
Buildings and related personal property	56,034	61,383
Total investment property	60,220	65,569
Less accumulated depreciation	(45,873)	(50,984)
Investment property, net	14,347	14,585
Assets held for sale	--	6,438
Total assets	$ 16,436	$ 22,499

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 400	$ 507
Tenant security deposit liabilities	312	304
Accrued property taxes	513	626
Distribution payable	271	--
Other liabilities	756	676
Due to affiliates	5,894	3,784
Mortgage notes payable	44,355	45,974
Liabilities related to assets held for sale	--	13,910
Total liabilities	52,501	65,781

Partners' Deficit
General partner	(7,552)	(9,322)
Limited partners	(28,513)	(33,960)
Total partners’ deficit	(36,065)	(43,282)
Total liabilities and partners’ deficit	$ 16,436	$ 22,499

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVII, LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Rental income	$ 2,241	$ 2,151	$ 6,664	$ 6,546
Other income	355	349	954	941
Total revenues	2,596	2,500	7,618	7,487

Expenses:
Operating	1,135	1,090	3,218	3,189
General and administrative	95	96	292	306
Depreciation	665	759	1,990	2,330
Interest	866	878	2,613	2,627
Property taxes	131	157	499	523
Loss on early extinguishment of debt	--	--	960	--
Total expenses	2,892	2,980	9,572	8,975

Loss from continuing operations	(296)	(480)	(1,954)	(1,488)
Loss from discontinued operations	(1,578)	(75)	(1,313)	(255)
Gain from sale of discontinued
operations	17,884	--	17,884	--
Net income (loss)	$16,010	$ (555)	$14,617	$(1,743)

Net income (loss) allocated to general
partner	$ 2,082	$ (65)	$ 1,918	$ (206)
Net loss allocated to limited partners	$ --	$ (490)	$(1,023)	$(1,537)
Net loss allocated to Series A unit
holders	$ (236)	$ --	$ (398)	$ --
Net income allocated to Series B unit
holders	$14,164	$ --	$14,120	$ --

Per limited partnership unit:
Loss from continuing operations	$ --	$ (5.65)	$(17.15)	$(17.49)
Series A	(3.14)	--	(5.30)	--
Series B	(0.33)	--	(0.53)	--
Income (loss) from discontinued operations	--	(0.88)	3.51	(3.00)
Loss from discontinued operations (Series B)	(18.55)	--	(18.94)	--
Gain from sale of discontinued
operations (Series B)	207.73	--	207.73	--
Net income (loss) per limited
partnership unit	$185.71	$ (6.53)	$169.32	$(20.49)
Distribution per limited partnership
unit	$ 96.69	$ --	$ 96.69	$ --

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVII, LP

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(Unaudited)

(in thousands)

General

Partner

Limited

Partners

			Series A Unit Holders	Series B Unit Holders	Subtotal Limited Partners	Total

Partners’ deficit at December 31, 2010	$(9,322)	$(33,960)	$ --	$ --	$(33,960)	$(43,282)

Net loss for the period January 1, 2011 through May 9, 2011	(136)	(1,023)	--	--	(1,023)	(1,159)

Partners’ deficit at May 9, 2011	(9,458)	(34,983)	--	--	(34,983)	(44,441)

Allocation of Units	--	34,983	(28,343)	(6,640)	--	--

Distribution to partners	(148)	--	--	(7,252)	(7,252)	(7,400)

Net income (loss) for the period May 10, 2011 through September 30, 2011	2,054	--	(398)	14,120	13,722	15,776

Partners’ (deficiency) capital at September 30, 2011	$(7,552)	$ --	$(28,741)	$ 228	$(28,513)	$(36,065)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVII, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$ 14,617	$ (1,743)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation	2,423	2,997
Amortization of loan costs	49	62
Gain from sale of discontinued operations	(17,884)	--
Loss on early extinguishment of debt	2,383	--
Casualty gain	(342)	--
Change in accounts:
Receivables and deposits	206	(47)
Other assets	4	(35)
Accounts payable	(198)	47
Tenant security deposit liabilities	(99)	42
Accrued property taxes	(210)	(133)
Other liabilities	(47)	(149)
Due to affiliates	108	45
Net cash provided by operating activities	1,010	1,086

Cash flows from investing activities:
Net deposits to restricted escrow	(28)	--
Property improvements and replacements	(1,739)	(1,137)
Proceeds from sale of discontinued operations	22,482	--
Insurance proceeds received	352	--
Net cash provided by (used in) investing activities	21,067	(1,137)

Cash flows from financing activities:
Repayment of mortgage notes payable	(27,609)	--
Proceeds from mortgage note payable	12,869	--
Payments on mortgage notes payable	(518)	(548)
Advances from affiliate	3,669	856
Repayment of advances from affiliate	(1,667)	(211)
Prepayment penalty paid	(873)	--
Loan costs paid	(148)	--
Distribution to partners	(7,129)	--
Net cash provided by (used in) financing activities	(21,406)	97

Net increase in cash and cash equivalents	671	46
Cash and cash equivalents at beginning of period	489	269
Cash and cash equivalents at end of period	$ 1,160	$ 315

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 3,059	$ 3,081

Supplemental disclosure of non-cash activities:
Property improvements and replacements included in accounts payable	$ 332	$ 567
Prepayment penalty paid by purchaser	$ 1,323	$ --
Distribution payable to partners	$ 271	$ --

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVII, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XVII, LP (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Fox Partners, a California general partnership, is the general partner of the Partnership (the “General Partner”). The general partners of Fox Partners are Fox Capital Management Corporation (“FCMC” or the “Managing General Partner"), Fox Realty Investors (“FRI”), and CPF XVII, LLC. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended September 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011. The consolidated balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2010. The Managing General Partner and the general partner of FRI are affiliates of Apartment Investment and Management Company ("Aimco"), a publicly traded real estate investment trust.

The Partnership’s management evaluated subsequent events through the time this Quarterly Report on Form 10-Q was filed.

The accompanying consolidated statements of operations for the three and nine months ended September 30, 2010 have been restated to reflect the operations of Hampden Heights Apartments as discontinued operations and the accompanying consolidated balance sheet as of December 31, 2010 has also been restated to reflect the respective assets and liabilities of Hampden Heights Apartments as held for sale due to its sale on July 22, 2011 (see “Note F”).

The following table presents summarized results of operations of Hampden Heights Apartments for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,
	2011	2010
Revenues	$ 152	$ 763
Expenses	(307)	(838)
Loss on early extinguishment of debt	(1,423)	--
Loss from discontinued operations	$(1,578)	$ (75)

	Nine Months Ended September 30,
	2011	2010
Revenues	$ 1,623	$ 2,178
Expenses	(1,855)	(2,433)
Loss on early extinguishment of debt	(1,423)	--
Casualty gain	342	--
Loss from discontinued operations	$ (1,313)	$ (255)

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

On July 28, 2011, the Partnership entered into an agreement and plan of merger (the “Merger Agreement”) with AIMCO Properties, L.P., a Delaware limited partnership, and AIMCO CPF XVII Merger Sub LLC, a Delaware limited liability company of which AIMCO Properties, L.P. is the sole member (the “Merger Subsidiary”), pursuant to which the Merger Subsidiary will be merged with and into the Partnership, with the Partnership as the surviving entity.

In the merger, each Series A unit of limited partnership interest (each, a “Series A Unit”) of the Partnership outstanding immediately prior to the consummation of the merger (other than Series A Units held by limited partners who perfect their appraisal rights pursuant to the Merger Agreement) will be converted into the right to receive, at the election of the limited partner, either (i) $311.18 in cash (the “Cash Consideration”) or (ii) a number of partnership common units of AIMCO Properties, L.P. calculated by dividing $311.18 by the average closing price of Aimco common stock, as reported on the New York Stock Exchange, over the ten consecutive trading days ending on the second trading day immediately prior to the effective time of the merger. However, if AIMCO Properties, L.P. determines that the law of the state or other jurisdiction in which a limited partner resides would prohibit the issuance of partnership common units of AIMCO Properties, L.P. in that state or other jurisdiction (or that registration or qualification in that state or jurisdiction would be prohibitively costly), then such limited partner will only be entitled to receive the Cash Consideration for each Series A Unit. Those limited partners who do not make an election will be deemed to have elected to receive the Cash Consideration.

In the merger, AIMCO Properties, L.P.’s membership interest in the Merger Subsidiary will be converted into Series A Units of the Partnership. As a result, after the merger, AIMCO Properties, L.P. will own all of the outstanding Series A Units. The Series B units of limited partnership interest of the Partnership will not be affected by the merger and will remain outstanding following consummation of the merger. Fox Partners will continue to be the general partner of the Partnership after the merger, and the Partnership’s partnership agreement in effect immediately prior to the merger will remain unchanged after the merger.

Completion of the merger is subject to certain conditions, including approval by a majority in interest of the limited partners holding Series A Units. In addition, the terms of the merger may be modified before the merger is completed. As of September 30, 2011, the Partnership had issued and outstanding 75,000 Series A Units, and AIMCO Properties, L.P. and its affiliates owned 52,866 of those Series A Units, or approximately 70.49% of the number of outstanding Series A Units. 25,833.5 of the Series A Units owned by AIMCO IPLP, L.P., an affiliate of Fox Partners and of AIMCO Properties, L.P., are subject to a voting restriction, which requires such Series A Units to be voted in proportion to the votes cast with respect to Series A Units not subject to this voting restriction. AIMCO Properties, L.P. and its affiliates have indicated that they will vote all of their Series A Units that are not subject to the voting restriction described above (27,032.5 or approximately 36.04% of the outstanding Series A Units) in favor of the merger. As a result, AIMCO Properties, L.P. and its affiliates will vote a total of 41,236 Series A Units, or approximately 54.98% of the outstanding Series A Units and have indicated that they intend to take action by written consent to approve the merger.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $461,000 and $474,000 for the nine months ended September 30, 2011 and 2010, respectively, which are included in operating expenses and loss from discontinued operations.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $267,000 and $257,000 for the nine months ended September 30, 2011 and 2010, respectively, which is included in general and administrative expenses, investment properties, assets held for sale and gain from sale of discontinued operations. The portion of these reimbursements included in investment properties, assets held for sale and gain from sale of discontinued operations for the nine months ended September 30, 2011 and 2010 are construction management services provided by an affiliate of the Managing General Partner of approximately $146,000 and $127,000, respectively. At September 30, 2011, approximately $5,000 of these reimbursements are payable to affiliates of the Managing General Partner and are included in due to affiliates. There were no such amounts owed at December 31, 2010.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. There were no Partnership management fees earned or paid during the nine months ended September 30, 2011 or 2010, as there were no distributions from operations.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. Prior to 2010, AIMCO Properties, L.P. exceeded this credit limit. During the nine months ended September 30, 2011, AIMCO Properties, L.P. advanced the Partnership approximately $115,000 to fund real estate taxes at The Village in the Woods Apartments, approximately $275,000 to fund a mortgage refinancing commitment fee related to Creekside Apartments, approximately $2,325,000 to facilitate the refinancing of the mortgage encumbering Creekside Apartments (see “Note D”) and approximately $954,000 to fund capital improvements at Peakview Place Apartments and Creekside Apartments. During the nine months ended September 30, 2010, AIMCO Properties, L.P. advanced the Partnership approximately $191,000 to fund real estate taxes at The Village in the Woods Apartments and approximately $665,000 to fund operating expenses and capital improvements at all of the Partnership’s properties. The advances bear interest at the prime rate plus 2% (5.25% at September 30, 2011). Interest expense for the nine months ended September 30, 2011 and 2010 was approximately $200,000 and $137,000, respectively. During the nine months ended September 30, 2011 and 2010, the Partnership made payments of approximately $1,764,000 and $230,000, respectively, on the advances and associated accrued interest with proceeds from the sale of Hampden Heights Apartments and operating cash flow. At September 30, 2011 and December 31, 2010, the amount of outstanding advances and accrued interest due to AIMCO Properties, L.P. was approximately $5,889,000 and $3,784,000, respectively, and is included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its properties up to certain limits through coverage provided by Aimco which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the Aimco limits through insurance policies obtained by Aimco from insurers unaffiliated with the Managing General Partner.  During the nine months ended September 30, 2011, the Partnership was charged by Aimco and its affiliates approximately $195,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2011 as other insurance policies renew later in the year.  The Partnership was charged by Aimco and its affiliates approximately $342,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2010.

Note C – Casualty Event

In June 2009, Hampden Heights Apartments sustained damages of approximately $680,000 from a hail storm to one of its apartment buildings. During 2009, the Partnership recognized a casualty gain of approximately $294,000 as a result of the receipt of insurance proceeds of approximately $318,000 which were held by the mortgage lender at December 31, 2009 and released to the Partnership during the fourth quarter of 2010, offset by the write off of undepreciated damaged assets of approximately $24,000. During the fourth quarter of 2010, the Partnership removed approximately $10,000 of undepreciated damaged assets and recorded a corresponding receivable for the estimated insurance proceeds. During the nine months ended September 30, 2011, the Partnership recognized an additional casualty gain of approximately $342,000, which is included in loss from discontinued operations, as a result of the receipt of additional insurance proceeds of approximately $352,000, offset by the write off of undepreciated damaged assets of approximately $10,000.

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

Note E – Fair Value of Financial Instruments

Financial Accounting Standards Board Accounting Standards Codification Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for mortgage notes payable) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its mortgage notes payable by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, mortgage notes payable.  At September 30, 2011, the fair value of the Partnership's mortgage notes payable at the Partnership's incremental borrowing rate was approximately $52,345,000.

Note F – Disposition of Investment Property

On July 22, 2011, the Partnership sold Hampden Heights Apartments to a third party for a gross sale price of $22,750,000. The net proceeds realized by the Partnership were approximately $22,482,000 after payment of closing costs of approximately $268,000. The Partnership used approximately $13,522,000 of the net proceeds to repay the mortgage encumbering the property. As a result of the sale, the Partnership recorded a gain of approximately $17,884,000, which is included in gain from sale of discontinued operations. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $1,423,000 due to the write off of unamortized loan costs and a prepayment penalty of approximately $1,323,000, which was paid by the purchaser and is included in loss from discontinued operations.

Note G – Distribution

The Partnership distributed the following amounts to the Series B unit holders during the nine months ended September 30, 2011 and 2010 (in thousands, except per unit data):

		Per		Per
	Nine months ended	Series B	Nine months ended	Series B
	September 30, 2011	Unit	September 30, 2010	Unit

Sale (1)	$7,400	$96.69	$ --	$ --

(1)   Proceeds from the July 2011 sale of Hampden Heights Apartments.

At September 30, 2011, the distribution payable of approximately $271,000 represents the estimated Colorado withholding taxes to be paid by the Partnership on behalf of certain partners in connection with the sale of Hampden Heights Apartments.

Note H – Contingencies

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

Note I – Investment Property

During the nine months ended September 30, 2011, the Partnership retired and wrote off personal property no longer being used that had a cost basis of approximately $9,370,000 and accumulated depreciation of approximately $9,370,000.

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

The Partnership's investment properties consist of three apartment complexes.  The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2011 and 2010:

	Average Occupancy
Property	2011	2010

Peakview Place Apartments	98%	98%
Englewood, Colorado
Creekside Apartments	98%	97%
Denver, Colorado
The Village in the Woods Apartments (1)	92%	96%
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

Results of Operations

The Partnership’s net income was approximately $16,010,000 and $14,617,000 for the three and nine months ended September 30, 2011, respectively, compared to net loss of approximately $555,000 and $1,743,000 for the three and nine months ended September 30, 2010, respectively. The consolidated statements of operations for the three and nine months ended September 30, 2010 have been restated to reflect the operations of Hampden Heights Apartments as discontinued operations and the consolidated balance sheet as of December 31, 2010 has also been restated to reflect the respective assets and liabilities of Hampden Heights Apartments as held for sale due to its sale on July 22, 2011.

The following table presents summarized results of operations of Hampden Heights Apartments for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,
	2011	2010
Revenues	$ 152	$ 763
Expenses	(307)	(838)
Loss on early extinguishment of debt	(1,423)	--
Loss from discontinued operations	$(1,578)	$ (75)

	Nine Months Ended September 30,
	2011	2010
Revenues	$ 1,623	$ 2,178
Expenses	(1,855)	(2,433)
Loss on early extinguishment of debt	(1,423)	--
Casualty gain	342	--
Loss from discontinued operations	$ (1,313)	$ (255)

On July 22, 2011, the Partnership sold Hampden Heights Apartments to a third party for a gross sale price of $22,750,000. The net proceeds realized by the Partnership were approximately $22,482,000 after payment of closing costs of approximately $268,000. The Partnership used approximately $13,522,000 of the net proceeds to repay the mortgage encumbering the property. As a result of the sale, the Partnership recorded a gain of approximately $17,884,000, which is included in gain from sale of discontinued operations. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $1,423,000 due to the write off of unamortized loan costs and a prepayment penalty of approximately $1,323,000, which was paid by the purchaser and is included in loss from discontinued operations.

In June 2009, Hampden Heights Apartments sustained damages of approximately $680,000 from a hail storm to one of its apartment buildings. During 2009, the Partnership recognized a casualty gain of approximately $294,000 as a result of the receipt of insurance proceeds of approximately $318,000 which were held by the mortgage lender at December 31, 2009 and released to the Partnership during the fourth quarter of 2010, offset by the write off of undepreciated damaged assets of approximately $24,000. During the fourth quarter of 2010, the Partnership removed approximately $10,000 of undepreciated damaged assets and recorded a corresponding receivable for the estimated insurance proceeds. During the nine months ended September 30, 2011, the Partnership recognized an additional casualty gain of approximately $342,000, which is included in loss from discontinued operations, as a result of the receipt of additional insurance proceeds of approximately $352,000, offset by the write off of undepreciated damaged assets of approximately $10,000.

The Partnership’s loss from continuing operations for the three and nine months ended September 30, 2011 was approximately $296,000 and $1,954,000, respectively, compared to loss from continuing operations of approximately $480,000 and $1,488,000 for the three and nine months ended September 30, 2010, respectively. The decrease in loss from continuing operations for the three months ended September 30, 2011 is due to a decrease in total expenses and an increase in total revenues. The increase in loss from continuing operations for the nine months ended September 30, 2011 is due to an increase in total expenses, partially offset by an increase in total revenues.

Total expenses decreased for the three months ended September 30, 2011 due to decreases in depreciation and property tax expenses, partially offset by an increase in operating expense. General and administrative and interest expenses remained relatively constant for the three months ended September 30, 2011. Total expenses increased for the nine months ended September 30, 2011 due to the recognition of a loss on early extinguishment of debt during May 2011 as a result of the refinancing of the mortgage encumbering Creekside Apartments, as discussed in “Liquidity and Capital Resources” and an increase in operating expense, partially offset by decreases in general and administrative, depreciation and property tax expenses. Interest expense remained relatively constant for the nine months ended September 30, 2011. Depreciation expense decreased for both periods primarily due to property improvements and replacements placed into service in prior years at Peakview Place Apartments and The Village in the Woods Apartments becoming fully depreciated during 2010. Property tax expense decreased for both periods primarily due to a decrease in the assessed value of Creekside Apartments. Operating expenses increased for the three months ended September 30, 2011 primarily due to increases in salaries and related benefits at both Peakview Place Apartments and Creekside Apartments. Operating expenses increased for the nine months ended September 30, 2011 primarily due to increases in resident application screening costs at all three of the Partnership’s investment properties and costs associated with the appeals of the assessed values of Peakview Place Apartments and The Village in the Woods Apartments.

General and administrative expense decreased for the nine months ended September 30, 2011 primarily due to a decrease in professional expenses associated with the administration of the Partnership. Also included in general and administrative expenses for the three and nine months ended September 30, 2011 and 2010 are reimbursements to the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues increased for both periods due to an increase in rental income. Other income remained relatively constant for both periods. Rental income increased for both periods primarily due to increases in the average rental rate at Peakview Place Apartments and Creekside Apartments, partially offset by a decrease in occupancy at The Village in the Woods Apartments.

Liquidity and Capital Resources

At September 30, 2011, the Partnership had cash and cash equivalents of approximately $1,160,000, compared to approximately $489,000 at December 31, 2010. The increase in cash and cash equivalents of approximately $671,000 is due to approximately $21,067,000 and $1,010,000 of cash provided by investing and operating activities, respectively, partially offset by approximately $21,406,000 of cash used in financing activities. Cash provided by investing activities consisted of net proceeds from the sale of Hampden Heights Apartments and insurance proceeds received, partially offset by property improvements and replacements and net deposits to a restricted escrow. Cash used in financing activities consisted of the repayment of the existing mortgages encumbering Creekside Apartments and Hampden Heights Apartments, a distribution to partners, repayment of advances received from an affiliate of the Managing General Partner, payment of a prepayment penalty, principal payments made on the mortgages encumbering the Partnership’s investment properties and loan costs paid, partially offset by proceeds received from the new mortgage encumbering Creekside Apartments and advances received from an affiliate of the Managing General Partner.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. Prior to 2010, AIMCO Properties, L.P. exceeded this credit limit. During the nine months ended September 30, 2011, AIMCO Properties, L.P. advanced the Partnership approximately $115,000 to fund real estate taxes at The Village in the Woods Apartments, approximately $275,000 to fund a mortgage refinancing commitment fee related to Creekside Apartments, approximately $2,325,000 to facilitate the refinancing of the mortgage encumbering Creekside Apartments (as discussed below) and approximately $954,000 to fund capital improvements at Peakview Place Apartments and Creekside Apartments. During the nine months ended September 30, 2010, AIMCO Properties, L.P. advanced the Partnership approximately $191,000 to fund real estate taxes at The Village in the Woods Apartments and approximately $665,000 to fund operating expenses and capital improvements at all of the Partnership’s properties. The advances bear interest at the prime rate plus 2% (5.25% at September 30, 2011). Interest expense for the nine months ended September 30, 2011 and 2010 was approximately $200,000 and $137,000, respectively. During the nine months ended September 30, 2011 and 2010, the Partnership made payments of approximately $1,764,000 and $230,000, respectively, on the advances and associated accrued interest with proceeds from the sale of Hampden Heights Apartments and operating cash flow. At September 30, 2011 and December 31, 2010, the amount of outstanding advances and accrued interest due to AIMCO Properties, L.P. was approximately $5,889,000 and $3,784,000, respectively, and is included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

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

Peakview Place Apartments

During the nine months ended September 30, 2011, the Partnership completed approximately $1,112,000 of capital improvements at Peakview Place Apartments, consisting primarily of roof replacement, parking area upgrades and floor covering replacement. These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2011. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Creekside Apartments

During the nine months ended September 30, 2011, the Partnership completed approximately $277,000 of capital improvements at Creekside Apartments, consisting primarily of parking area upgrades, HVAC upgrades and floor covering replacement. These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2011. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Hampden Heights Apartments

During the nine months ended September 30, 2011, the Partnership completed approximately $78,000 of capital improvements at Hampden Heights Apartments, consisting primarily of floor covering replacement. These improvements were funded from operating cash flow and insurance proceeds. The Partnership sold Hampden Heights Apartments to a third party on July 22, 2011.

The Village in the Woods Apartments

During the nine months ended September 30, 2011, the Partnership completed approximately $363,000 of capital improvements at The Village in the Woods Apartments consisting primarily of parking area upgrades, HVAC upgrades, swimming pool upgrades and floor covering replacement. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2011. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

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

The Partnership’s mortgage indebtedness of approximately $44,355,000 is amortized over varying periods. The debt encumbering Peakview Place Apartments matures in 2018 and 2020, at which time balloon payments of approximately $2,697,000 and $8,121,000, respectively, will be due.  The debt encumbering The Village in the Woods Apartments matures in 2020, at which time balloon payments of approximately $16,553,000 will be due. The Managing General Partner will attempt to refinance the indebtedness encumbering the Partnership’s investment properties and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

The Partnership distributed the following amounts to the Series B unit holders during the nine months ended September 30, 2011 and 2010 (in thousands, except per unit data):

		Per		Per
	Nine months ended	Series B	Nine months ended	Series B
	September 30, 2011	Unit	September 30, 2010	Unit

Sale (1)	$7,400	$96.69	$ --	$ --

(1)   Proceeds from the July 2011 sale of Hampden Heights Apartments.

At September 30, 2011, the distribution payable of approximately $271,000 represents the estimated Colorado withholding taxes to be paid by the Partnership on behalf of certain partners in connection with the sale of Hampden Heights Apartments.

If the merger transaction (as discussed below) is not consummated, future cash distributions will depend on the levels of net cash generated from operations, the timing of debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at September 30, 2011, there can be no assurance that the Partnership will generate sufficient funds from operations, after capital improvement expenditures, to permit any distributions to the Series A unit holders during 2011 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, Aimco and its affiliates owned 52,866 Series A and 52,866 Series B limited partnership units (the "Units") in the Partnership representing 70.49% of the outstanding Units at September 30, 2011. A number of these Units were acquired pursuant to tender offers made by Aimco or its affiliates. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 70.49% of the outstanding Units, Aimco and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, DeForest Ventures I L.P., from whom Aimco, through its merger with Insignia Financial Group, Inc., acquired 25,833.5 (approximately 34.45%) of its Units, had agreed for the benefit of third party unitholders, that it would vote such Units: (i) against any increase in compensation payable to the General Partner and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party Unit holders. Except for the foregoing, no other limitations are imposed on Aimco and its affiliates right to vote each Unit held. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner owes fiduciary duties to both the General Partner and Aimco as the sole stockholder of the Managing General Partner. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to Aimco as its sole stockholder.

On July 28, 2011, the Partnership entered into an agreement and plan of merger (the “Merger Agreement”) with AIMCO Properties, L.P., a Delaware limited partnership, and AIMCO CPF XVII Merger Sub LLC, a Delaware limited liability company of which AIMCO Properties, L.P. is the sole member (the “Merger Subsidiary”), pursuant to which the Merger Subsidiary will be merged with and into the Partnership, with the Partnership as the surviving entity.

In the merger, each Series A unit of limited partnership interest (each, a “Series A Unit”) of the Partnership outstanding immediately prior to the consummation of the merger (other than Series A Units held by limited partners who perfect their appraisal rights pursuant to the Merger Agreement) will be converted into the right to receive, at the election of the limited partner, either (i) $311.18 in cash (the “Cash Consideration”) or (ii) a number of partnership common units of AIMCO Properties, L.P. calculated by dividing $311.18 by the average closing price of Aimco common stock, as reported on the New York Stock Exchange, over the ten consecutive trading days ending on the second trading day immediately prior to the effective time of the merger. However, if AIMCO Properties, L.P. determines that the law of the state or other jurisdiction in which a limited partner resides would prohibit the issuance of partnership common units of AIMCO Properties, L.P. in that state or other jurisdiction (or that registration or qualification in that state or jurisdiction would be prohibitively costly), then such limited partner will only be entitled to receive the Cash Consideration for each Series A Unit. Those limited partners who do not make an election will be deemed to have elected to receive the Cash Consideration.

In the merger, AIMCO Properties, L.P.’s membership interest in the Merger Subsidiary will be converted into Series A Units of the Partnership. As a result, after the merger, AIMCO Properties, L.P. will own all of the outstanding Series A Units. The Series B units of limited partnership interest of the Partnership will not be affected by the merger and will remain outstanding following consummation of the merger. Fox Partners will continue to be the general partner of the Partnership after the merger, and the Partnership’s partnership agreement in effect immediately prior to the merger will remain unchanged after the merger.

Completion of the merger is subject to certain conditions, including approval by a majority in interest of the limited partners holding Series A Units. In addition, the terms of the merger may be modified before the merger is completed. As of September 30, 2011, the Partnership had issued and outstanding 75,000 Series A Units, and AIMCO Properties, L.P. and its affiliates owned 52,866 of those Series A Units, or approximately 70.49% of the number of outstanding Series A Units. 25,833.5 of the Series A Units owned by AIMCO IPLP, L.P., an affiliate of Fox Partners and of AIMCO Properties, L.P., are subject to a voting restriction, which requires such Series A Units to be voted in proportion to the votes cast with respect to Series A Units not subject to this voting restriction. AIMCO Properties, L.P. and its affiliates have indicated that they will vote all of their Series A Units that are not subject to the voting restriction described above (27,032.5 or approximately 36.04% of the outstanding Series A Units) in favor of the merger. As a result, AIMCO Properties, L.P. and its affiliates will vote a total of 41,236 Series A Units, or approximately 54.98% of the outstanding Series A Units and have indicated that they intend to take action by written consent to approve the merger.

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

CENTURY PROPERTIES FUND XVII, LP

By: Fox Partners
General Partner

By: Fox Capital Management Corporation
Managing General Partner

Date: November 9, 2011	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: November 9, 2011	By: /s/Stephen B. Waters
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

101           XBRL (Extensible Business Reporting Language). The following materials from Century Properties Fund XVII LP’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statement of changes in partners’ (deficiency) capital, (iv) consolidated statements of cash flows, and (v) notes to consolidated financial statements (1)

(1)           As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.